Form 10-Q
period 1999-11-30
SPORTSPRIZE ENTERTAINMENT INC/
filed 2000-02-03
CIK 1078593

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     November 30, 1999
                                            -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                        Commission file number: 000-27025

                         SportsPrize Entertainment Inc.

             (Exact name of registrant as specified in its charter)


              Nevada                                     98-0207616
---------------------------------          -------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                      13101 Washington Boulevard, Suite 131
                          Culver City, California 90066
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (310) 566-7140

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     19,480,374 shares of Common Stock, $0.001 par value, outstanding as of January 31, 2000.

                         SportsPrize Entertainment Inc.

                                    Form 10-Q

                                      Index

                                                                            Page

PART 1  --  FINANCIAL INFORMATION............................................F-1


Item 1:  Financial Statements................................................F-1


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.........................................................1


Item 3:  Quantitative and Qualitative Disclosures About Market Risk............7


PART II  --  OTHER INFORMATION.................................................7


Item 1.  Legal Proceedings.....................................................7


Item 2.  Changes in Securities.................................................7


Item 3.  Defaults Upon Senior Securities.......................................7


Item 4.  Submission of Matters to a Vote of Security Holders...................7


Item 5.  Other Information.....................................................7


Item 6.  Exhibits and Reports on Form 8-K......................................8

PART 1  --  FINANCIAL INFORMATION

Item 1: Financial Statements

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             as of November 30, 1999

                                   (Unaudited)

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                                TABLE OF CONTENTS

                                November 30, 1999

                                                                            Page

Financial Statements:

         Balance Sheets                                                     F- 3

         Statements of Loss                                              F- 4 -5

         Statements of Stockholders' Equity                                 F- 6

         Statements of Cash Flows                                           F- 7

Notes to Financial Statements                                            F- 8-12

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                      as of



                                                                                       November 30,         February 28,
                                                                                           1999                 1999
                                                                                        (Unaudited)           (Audited)
                                                                                        -----------         -----------
ASSETS

Current Assets

         Cash and cash equivalents                                              $         1,427,044    $            34,345
         Accrued interest and other receivable                                                6,542
         Portfolio investments (Note 4)                                                      15,135                 26,350
         Prepaid expenses                                                                    48,364                  9,113
                                                                                -------------------    -------------------
                                                                                          1,497,085                 69,808
                                                                                -------------------    -------------------
Equipment and Software

         Software development costs                                                         353,776
         Internet equipment                                                                 128,358
         Office computers and equipment                                                      54,725                  3,649
         Less:  accumulated depreciation                                                    (4,076)                  (730)
                                                                                -------------------    -------------------
                                                                                            532,783                  2,919
                                                                                -------------------    -------------------
Other

         Organization costs, net                                                                                    13,475
         Deposit                                                                              8,279                 17,000
                                                                                -------------------    -------------------
                                                                                              8,279                 30,475
                                                                                -------------------    -------------------

         Total assets                                                           $         2,038,147    $           103,202
                                                                                ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts payable                                                       $           111,534    $             2,847
         Accrued liabilities                                                                 27,000                    484
                                                                                -------------------    -------------------
                                                                                            138,534                  3,331
                                                                                -------------------    -------------------
Stockholders' Equity
--------------------
         Common stock - $0.001 par value
            authorized 100,000,000 shares;
            19,480,374 issued and outstanding                                                19,480                  4,424
         Preferred stock - $0.001 par value
            authorized 5,000,000 shares;
            non issued and outstanding
         Additional paid-in capital                                                       8,189,013                239,572
         Deferred compensation                                                            (980,726)
         Deficit accumulated during the development stage                               (5,328,154)              (144,125)
                                                                                -------------------    -------------------
                                                                                          1,899,613                 99,871
                                                                                -------------------    -------------------

                                                                                $         2,038,147    $           103,202
                                                                                ===================    ===================






                  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                         CONSOLIDATED STATEMENTS OF LOSS

                              for the periods from

                                                                                                               Inception,
                                                                                        March 1 to             March 6 to
                                                                   Inception,          November 30,           November 30,
                                                                  March 6, 1998            1999                   1998
                                                                       to               (9 months)             (9 months)
                                                                November 30, 1999        (Unaudited)         (Unaudited)
                                                                -----------------      -------------       ----------------

Revenue                                                        $                     $                     $
                                                               -----------------     ----------------      ----------------

Operating expenses

         General and administrative                                    5,183,683            5,120,347               40,486
         Research and development                                         99,486               99,486
         Depreciation and amortization                                     6,772                3,342                2,101
                                                               -----------------     ----------------      ---------------
                                                                       5,289,941            5,223,175               42,587
                                                               -----------------     ----------------      ---------------

Operating loss                                                       (5,289,941)          (5,223,175)             (42,587)

Other income (expense)
         Foreign exchange                                                (2,610)              (3,888)                  852
         Interest income                                                  49,031               48,999
         Interest expense                                                  (395)                                     (321)
         (Loss) gain on sale of investments                             (63,945)                7,510             (62,334)
         Mineral property rights option                                  (6,819)
                                                               -----------------    -----------------     -----------------

Loss before cumulative effect of a change in
         accounting principle                                        (5,314,679)          (5,170,554)            (104,390)

Cumulative effect of a change in accounting
         principle (Note 3)                                             (13,475)             (13,475)
                                                               -----------------     ----------------    -----------------

Net loss for the period                                        $     (5,328,154)     $    (5,184,029)      $     (104,390)
                                                               =================     ================      ===============


Basic and diluted loss per share                                                     $         (0.31)      $         (0.03)
                                                                                     ================      ================

Weighted average shares outstanding                                                        16,698,029            3,518,647
                                                                                     ================      ===============














     The accompanying Notes to Financial Statements are an integral part of these financial statements.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                         CONSOLIDATED STATEMENTS OF LOSS

                     for the three months ended November 30,




                                                                                           1999               1998
                                                                                         (Unaudited)        (Unaudited)
                                                                                       -------------      ----------------

Revenue                                                                              $                    $
                                                                                     ----------------     ----------------

Operating expenses

         General and administrative                                                         1,826,715               16,925
         Research and development                                                                 337
         Depreciation and amortization                                                          1,320                  546
                                                                                     ----------------      ---------------
                                                                                            1,828,372               17,471
                                                                                     ----------------      ---------------

Operating loss                                                                            (1,828,372)             (17,471)

Other income (expense)
         Foreign exchange                                                                       (124)                2,177
         Interest income                                                                       21,477
         Interest expense                                                                                             (15)
         Gain (loss) on sale of investments                                                         4             (23,649)
                                                                                     ----------------      ---------------

Loss before cumulative effect of a change in
         accounting principle                                                             (1,807,015)              (38,958)

Cumulative effect of a change in accounting
         principle (Note 3)                                                          ----------------      ----------------

Net loss for the period                                                              $    (1,807,015)      $      (38,958)
                                                                                     ================      ===============


Basic and diluted loss per share                                                     $         (0.09)      $         (0.01)
                                                                                     ================      ================

Weighted average shares outstanding                                                        19,480,374            4,049,670
                                                                                     ================      ===============















     The accompanying Notes to Financial Statements are an integral part of these financial statements.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

        for the period from inception, March 6, 1998 to November 30, 1999
         (data for periods subsequent to February 28, 1999 is unaudited)

                                                                           Additional
                                                        Common     Stock     Paid-in    Deferred

                                      Date               Stock    Amount     Capital  Compensation    Deficit       Total

Balance - March 6, 1998                                                      $         $              $             $
$

Issuance of common stock         March 1998 -          7,622,110    7,622     236,374                               243,996
   for cash                      February 1999

Net loss for the period                                                                              (144,125)    (144,125)
                                                     ----------- -------- ----------- ------------ ------------   ----------
Balance - February 28, 1999                            7,622,110    7,622     236,374                (144,125)       99,871
                                                     ----------- -------- ----------- ------------ ------------   ----------


Issuance of common stock         March -
   for cash                      April 1999              913,134      913     131,624                               132,537

Issuance of common stock
   for compensation (Note 6)     March 1, 1999         1,464,465    1,465     211,035                               212,500

Subtotal - balance reflecting
   common stock issued in
   reverse merger (Note 5)                           ----------- -------- ----------- ------------ ------------   ----------
                                                       9,999,709   10,000     579,033                 (144,125)     444,908

Issuance of stock options
   for compensation (Note 6)     May 6, 1999                                  603,500                               603,500

Common stock
   before merger                 May 14, 1999          7,564,000    7,564     (7,564)

Issuance of common
   stock for cash                May 14, 1999          1,666,665    1,666   2,498,332                             2,499,998

Less:  share issuance costs      May 14, 1999                                (70,000)                              (70,000)

Issuance of common
   stock for cash                July 27, 1999           250,000      250     999,750                             1,000,000

Less:  share issuance costs      July 27, 1999                               (28,000)                               (28,000)

Compensation expense             March -
   for stock options             November 1999                              3,090,962   (980,726)                 2,110,236

Issuance of stock options
   for compensation (Note 6)     November 1999                                523,000                               523,000

Net loss for the period                                                                              (5,184,029) (5,184,029)
                                                     ----------- --------   ----------  ----------  ------------ -----------
Balance - November 30, 1999                           19,480,374 $ 19,480   $8,189,013  $ (980,726) $(5,328,154) $ 1,899,613
                                                     =========== ========   ==========  ==========  ============ ===========

     The accompanying Notes to Financial Statements are an integral part of these financial statements.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                           A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              for the periods from

                                                                                                              Inception,
                                                                                        March 1 to            March 6 to
                                                                   Inception,          November 30,          November 30,
                                                                  March 6, 1998            1999                  1998
                                                                       to               (9 months)            (9 months)
                                                                November 30, 1999      (Unaudited)          (Unaudited)
                                                                -----------------    ----------------  --------------------
Cash flows from operating activities:

         Net loss                                              $     (5,328,154)     $    (5,184,029)      $     (104,390)
         Adjustments to reconcile net loss to net
            cash used in operating activities:
            Depreciation and amortization                                  6,772                3,342                2,101
            Loss (gain) on sale of investments                            63,945              (7,510)               62,334
            Issuance of common stock for compensation                  1,339,000            1,339,000
            Compensation expense for stock options                     2,110,236            2,110,236
            Foreign exchange                                               2,610                3,888                (852)
         Change in operating assets and liabilities:

            Accrued interest and other receivable                        (6,542)              (6,542)
            Prepaid expenses                                            (48,364)             (39,251)               23,403)
            Deposit                                                      (8,279)                8,721               (7,750)
            Organization costs                                               300               16,475              (14,925)
            Accounts payable                                             111,534              108,687
            Accrued liabilities                                           27,000               26,516                  484
                                                               -----------------     ----------------      ---------------
             Net cash used in operating activities                   (1,729,942)          (1,620,467)             (86,401)
                                                               -----------------     ----------------      ---------------

Cash flows from investing activities:

         Proceeds from sale of portfolio investments                     216,764               58,970              137,652
         Purchases of portfolio investments                            (290,207)             (47,129)            (175,302)
         Software development costs                                    (353,776)            (353,776)
         Purchases of equipment                                        (183,083)            (179,434)              (3,649)
         Mineral property rights                                         (6,819)                                   (6,819)
                                                               -----------------     ----------------      ---------------
             Net cash used in investing activities                     (617,121)            (521,369)             (48,118)
                                                               -----------------     ----------------      ---------------

Cash flows from financing activities:

         Proceeds from issuance of common stock                        3,893,294            3,632,535              169,472
         Share issuance costs                                          (124,187)             (98,000)             (19,687)
                                                               -----------------     ----------------      ---------------
             Net cash provided by financing activities                 3,774,107            3,534,535              149,785
                                                               -----------------     ----------------      ---------------
Net change in cash and cash equivalents                        $       1,427,044            1,392,699               15,266
                                                               =================
Cash and cash equivalents at beginning of period                                               34,345
                                                                                     ----------------      ---------------
Cash and cash equivalents at end of period                                           $      1,427,044      $        15,266
                                                                                     ================      ===============

Supplemental disclosure of cash flow information:

         Cash paid during the period for interest              $             395     $                     $           321
Non cash investing and financing activities:

         Issuance of common stock for compensation             $       1,339,000     $      1,339,000      $
         Compensation expense for stock options                $       2,110,236     $      2,110,236      $







     The accompanying Notes to Financial Statements are an integral part of these financial statements.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements

                                November 30, 1999

1.       Presentation of Interim Consolidated Financial Information

         The accompanying unaudited interim consolidated financial statements have been prepared by SportsPrize Entertainment Inc., and its subsidiary, SportsPrize Inc., in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited interim consolidated financial statements reflect all normal, recurring adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.       Significant Accounting Policies

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the year. Actual results could differ from these estimates.

         Cash and Cash Equivalents

         Cash and cash  equivalents  include  highly  liquid  investments   with
         original maturities of three months or less.

         Accounting for Stock Options

         In October 1995, the FASB issued "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. However, pro forma disclosures are not required for interim statements.

         The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has included the additional disclosures about stock-based employee compensation plans required by SFAS No. 123 in these interim financial statements.

         Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements

                                November 30, 1999

3.       Change in Accounting Principle

         The Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities, in the first quarter of fiscal 2000. The SOP requires the Company to expense start-up costs as incurred. On adoption, the Company was required to write-off as a cumulative effect of a change in accounting principle all previously capitalized organization costs. The cumulative effect of adopting SOP 98-5 was to increase the loss for the period by $13,475 net of Federal State, and local tax benefits, which were zero because realization of those benefits was not assured.

4.       Portfolio Investments

         All marketable securities were reclassified from the category "Available for Sale" to "Trading Securities". There were no unrealized gains or losses recorded as of the reclassification date. Therefore, there was no accounting impact on the Statements of Loss. Any unrealized gains and losses are reported in earnings. Realized gains and losses are recorded by using the specific identification method.

5.       Re-capitalization

         Kodiak Graphics Company, a Nevada corporation, ("Kodiak Graphics"), entered into a merger agreement to acquire all the outstanding common stock of SportsPrize Inc., a Nevada corporation, in a transaction described for legal purposes as a reverse merger. The merger became effective on May 14, 1999. The surviving entity, Kodiak Graphics, changed its name to SportsPrize Entertainment Inc. The transaction has been treated as a re-capitalization of SportsPrize Inc.

         For reporting purposes, the historical information disclosed in the financial statements of SportsPrize Entertainment Inc. is that of SportsPrize Inc., the accounting acquirer. However, the capital structure is that of the legal acquirer, Kodiak Graphics. All shares listed in the Statement of Stockholders' Equity prior to the reverse merger represent those of SportsPrize Inc., and have been converted at the conversion rate described below.

         Immediately prior to the merger, Kodiak Graphics was a non-operating shell with no net assets and 7,564,000 shares of common stock outstanding. As part of the re-capitalization, Kodiak Graphics issued an additional 9,999,709 shares in exchange for all of the shares of SportsPrize Inc. (5,804,000) at a conversion rate of 1.7229 shares of Kodiak Graphics for each share of SportsPrize Inc. Approximately 57% of the shares outstanding in SportsPrize Entertainment Inc. were held by the former shareholders of SportsPrize Inc. immediately following the transaction.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements

                                November 30, 1999

6.       Stockholders' Equity

         Common Stock

         The Company's Articles of Incorporation authorize the issuance of up to 100,000,000 shares of Common Stock, $0.001 par value per share, of which 19,480,374 shares were outstanding as of November 30, 1999. Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of Common Stock have no cumulative voting rights. Holders of shares of Common Stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors, from funds legally available. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no preemptive rights to purchase the Company's Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

         On March 1, 1999, the Company executed agreements to issue 650,000 shares of common stock to employees and 200,000 shares of common stock to an outside consultant for services. The total compensation expense recorded for these transactions was $212,500. The value was based on equivalent shares issued in conjunction with a private placement financing occurring in the same period. The shares were subsequently converted into 1,464,465 shares based on the exchange rate of 1.7229 in connection with the aforementioned reverse merger (Note 5).

         On  May 6,  1999,  the  Company  executed  a  strategic  marketing  and consulting agreement with Interactive Marketing Inc. ("IMI"). IMI agreed to provide overall strategic and tactical marketing as well as operational strategy. In exchange for services, IMI received fully vested, non-cancelable options to purchase 400,000 shares of SportsPrize Entertainment Inc. unregistered Common Stock, which was previously issued to various founders of the Company. IMI can exercise these options upon demand for a period of up to one year. The founders, upon signing the contract with IMI, placed the stock in escrow.

         The Company accounted for the transaction as a contribution of capital by the founders and recorded $596,000 of compensation expense because the services were being performed in the current period. The options were valued at $1.50 per share using the Black-Scholes model, which assumed a $0.01 grant price, a 4.79% risk free rate, 30% volatility and an expected life of one year.

         In November 1999, IMI received additional fully vested, non-cancelable options to purchase 200,000 shares of SportsPrize Entertainment Inc. unregistered Common Stock, which were previously issued to various founders of the Company. IMI can exercise these options upon demand for a period of one year. Consequently, in November 1999, the Company recorded $523,000 of compensation expense in connection with the continuation of the IMI agreement. The Company accounted for the transaction as a contribution of capital by the founders. The options were valued at $2.62 per share using the Black-Scholes model, which assumed a $0.01 grant price, a 4.79% risk free rate, 30% volatility and an expected life of one year.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements

                                November 30, 1999

7.       Earnings Per Share

         The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per share are based on the weighted effect of all common shares issued and outstanding. The following table sets forth the computation of basic and diluted earnings per share for the nine months ended November 30, 1999, and the period ended November 30, 1998.

                                                               November 30, 1999         November 30, 1998

         Numerator:
            Numerator for basic and diluted
            earnings per share - net loss                        ($5,184,029)               ($104,390)

         Denominator:
            Denominator for basic and diluted
            earnings per share - weighted
            average shares outstanding                            16,698,029                 3,518,647

         Options to purchase 3,077,000 shares of common stock ranging from $0.25
         - $2.00 a share were outstanding at November 30, 1999. Such options were not included in the computation of diluted earnings per share because they were antidilutive.

8.       Stock Options and Warrants

         The Company established a stock option plan effective June 21, 1999, and amended it October 6, 1999. The plan originally allowed issuance of up to 3,000,000 shares of our common stock as incentive stock options to our current and future key employees and consultants. The amended plan increased the options issuable to 6,000,000. The Board of Directors or a committee of two or more outside directors on the Board administers the Plan. The Board of Directors has the authority to determine the terms and restrictions on all options, as well as to construe and interpret any provision of the Plan.

         The options can be granted for periods up to ten years, or five years for ISO's (Incentive Stock Options) granted to optionees possessing more than 10% of the total combined voting power of all classes of stock. Unless extended by the Plan administrators, the right to exercise an option terminates 90 days after the termination of an optionee's relationship with the Company. If the optionee dies or becomes disabled, the option will remain exercisable for one year.

         The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".

         The fair value of each option grant was estimated at the grant date using the Black-Scholes option - pricing model for the period from inception, March 6, 1998 to November 30, 1999, assuming a risk-free interest rate ranging from 5.27% to 5.6%, volatility of 30%, zero dividend yield, and an expected life of two to three years.

                         SportsPrize Entertainment Inc.

                       (formerly Kodiak Graphics Company)

                          (A Development Stage Company)

                   Notes To Consolidated Financial Statements

                                November 30, 1999

8.       Stock Options and Warrants (Continued)

         The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9.       Contingencies

         All shares in escrow to Quad-Linq and certain individuals have been distributed and recorded at fair market value. These shares were converted at 1.7229 shares of Kodiak Graphics Company for each share of SportsPrize Entertainment Inc., upon the merger of the Companies.

         On May 12, 1999, the Company negotiated an addendum to the original agreement with Quad-Linq Software Inc. Under this addendum, the Company paid an additional $90,000 to Quad-Linq when the product was completed and ready for testing. The Company is also paying Quad-Linq, at their contracted rates, for any additional software development and programming services not covered under the agreements. Through November 30, 1999, the Company has paid an additional $71,920 in connection with this agreement.

         Pursuant to an agreement dated May 6, 1999, with Interactive Marketing, Inc. ("IMI"), who agreed to provide strategic, marketing and other consulting services, the Company committed to the following:

               *    Cash payments totaling $165,000.

               * 15% royalties on net revenues that Interactive Marketing, Inc. materially participates in developing on behalf of the Company.

         Additional cash payments of $180,000 may be due under the extension provisions of this agreement. As of November 30, 1999, an additional $15,000 had been paid in connection with this agreement. In January 2000, IMI exercised the 600,000 options to purchase founders shares earned in connection with this agreement.

         A total of 300,000 stock options granted to certain employees may vest at a future date. 150,000 of these options were issued at a price of $0.50, and 150,000 options were issued at $2.00. These options expire in August 2004. The options are contingent upon events not certain to occur, and beyond the control of the Company, thus no compensation expense has been recorded. Any compensation expense will be recognized upon vesting of these options, and will be accounted for in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees":

10.      Subsequent Event

         On December 20, 1999, the Company became a fully reporting company under the U.S. Securities Exchange Act of 1934, as amended, when its Registration Statement on Form 10 automatically became effective. On January 14, 2000, the U.S. Securities and Exchange Commission reached a position of no further comment regarding the Company's Form 10.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by us. Such factors include, but are not limited to, the following: the Registrant's limited operating history; undercapitalization; risks involving new product development; unpredictability of future revenues; management of growth and integration; potential technological changes; the Registrant's dependence on key personnel; marketing relationships and third party suppliers; reliance on advertisers; potential new businesses, competition and low barriers to entry; uncertain acceptance of the Internet as an advertising medium; uncertain acceptance of our SportsPrize Tournament; limited experience in sales, marketing and advertising; dependence on continued growth in use of the Internet; the Registrant's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; potential capacity and systems disruptions; liability for Internet content; government regulations; security risks; and other risks and uncertainties discussed herein and those detailed in our other Securities and Exchange Commission filings, including our Amended Registration Statement on Form 10 filed on January 13, 2000. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General Overview

We, SportsPrize Entertainment Inc., intend to engage in the business of offering, marketing and promoting sports-related content, entertainment, merchandise and other products on the Internet through our Web site at http://www.sportsprize.com.

Our mission is to establish a leading Internet sports-based entertainment, merchandising and community destination Web site. We intend to build an online sports, entertainment and e-commerce community that appeals to sports fans from around the world by providing three primary components on our Web site: (i) sports content, (ii) the SportsPrize Tournament and (iii) sports oriented e-commerce.

         Content:  We plan to offer the following sports content:
         -------

               *    Sporting news feeds;

               *    Articles and sports commentary;

               *    Interviews with players, coaches and sports commentators;

               *    Player and team profiles;

               *    Team schedules and information;

               *    Ticket and sporting events information;

               *    Chat rooms and message boards; and

               *    Email.

         The SportsPrize Tournament: We have developed a proprietary, interactive game called the "SportsPrize Tournament," which offers participants the opportunity to compete in a multi-sport, periodic tournament whereby participants answer weekly questions and accumulate points to win a wide variety of prizes and awards, as well as discounts on merchandise within our SportsPrize e-commerce venues.

         We expect that our SportsPrize Tournament will be the center-piece of the SportsPrize.com(TM) Web site. The SportsPrize Tournament is designed to integrate the excitement of sports content and information with the communication and marketing capabilities of the Internet. We will offer our SportsPrize Tournament as free entertainment to visitors on our Web site who become Registered Members on the site.

         E-Commerce: Visitors to our Web site have the opportunity to purchase a broad range of sports-related merchandise in our SportsPrize stores. Beginning in the first quarter 2000, visitors will be able to purchase and sell merchandise on our SportsPrize Auction site.

  Based on our research, we do not believe that currently there are any sports-oriented Web sites that provide all of these components integrated into one comprehensive Web site. We believe that we will have a competitive advantage in the marketplace by being first-to-the-market with a unique, multi-faceted Web site offering compelling sports content, our SportsPrize Tournament, and a comprehensive e-commerce program to our visitors, all at one destination on the Internet. Our goal is to differentiate our Web site from our competitors' Web sites through an aggressive marketing strategy.

  We intend to generate revenue by:

          *    Selling advertising and sponsorships on our Web site;

          * Selling merchandise through our virtual SportsPrize e-commerce shopping venues;

          * Receiving transaction fees through sales on our SportsPrize Auction site; and

          *    Other marketing programs.

We launched the initial version of our SportsPrize.com(TM) Web site on November 8, 1999. Visitors to our SportsPrize.com(TM) Web site can play our SportsPrize.com(TM) Tournament, access sports-related information and purchase sports-related merchandise. We are currently in the process of refining our Web site software and the technology related to our SportsPrize.com(TM) Web site. We cannot guarantee that our Web site will be commercially successful as planned or that we will earn any profits from our operations.

We currently have relationships with DBC Sports to provide our sports content and statistical information, ShopSports.com to provide merchandise and related order fulfillment services, and Dream Products, Inc. to provide sports-related memorabilia and related order fulfillment services.

We recently have established relationships with Boomer Esiason and Michael Buffer, who have agreed to serve on our Sports Advisory Board and to assist us in developing and promoting our SportsPrize(TM) Web site by providing Web site content, promotional appearances, and other promotional services. We are currently in the process of attempting to establish relationships with potential sports marketing groups, athletes and content providers to provide additional content on our Web site, as well as potential advertisers and sponsors to purchase advertising on our Web site. We cannot assure you that we will successfully maintain our existing relationships with DBC Sports, ShopSports.com or Dream Products, Inc or the members of our Sports Advisory Board or that we will enter into any new relationships with other vendors, athletes, content providers or advertisers.

We intend to compete in the highly competitive Internet commerce industry. Many of our competitors have substantially greater financial, technical and other resources than us. Several competitors already have established Web sites, brand names, strategic relationships with advertisers and other Web sites, and user loyalty, all of which create a competitive advantage over us. We cannot guarantee that we will be able to compete effectively or that we will ever generate sufficient revenues from our operations to make our business commercially viable.

Our common stock is currently quoted on the National Association of Securities Dealers' over-the-counter bulletin board and trades under the symbol "JOCK".

Selected Financial Data

The following table sets forth selected financial data regarding our consolidated operating results and financial position of our Company. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.


                                                   Nine Months Ended          Three Months Ended
                                                   November 30, 1999          November 30, 1999

                                                --------------------------- -------------------------
                                                           $                          $
                                               ---------------------------  -------------------------

Net Sales                                                        -                         -

Gross Profit                                                     -                         -
Total Operating Expenses                                     5,223,175                 1,828,372
Net Loss                                                  ($5,184,029)              ($1,807,015)
Net Loss per Share                                             ($0.31)                   ($0.09)




                                                 At                         At
                                         November 30, 1999           February 28, 1999

                                     --------------------------- --------------------------
                                                 $                           $
                                     --------------------------- --------------------------

Working Capital                               1,358,551                      66,477

Total Assets                                  2,038,147                     103,202

Total Liabilities                               138,534                       3,331

Shareholders' Equity                          1,899,013                      99,871

Long-term Obligations                                 -                           -

Cash Dividends                                        -                           -



Management's Discussion and Analysis

In May 1999, we completed a statutory share exchange with SportsPrize Inc. pursuant to the laws of the State of Nevada. With our acquisition of SportsPrize Inc., we have implemented a new business strategy and plan, which is building a sports-based entertainment company dedicated to creating an interactive community on the Internet. Through our Web site, SportsPrize.com(TM), we intend to provide a multi-faceted online sports entertainment community. We believe one of the featured attractions will be the SportsPrize Tournament, a proprietary, interactive sports game we developed to generate interest in our Web site. We also intend to focus on retailing sports equipment, apparel, memorabilia and other products through our various stores on our Web site.

At the time of the share exchange, we were a shell company with no revenues, expenses, assets or liabilities, and our book value was $1,440, which was written down to zero at the time of the share exchange. As a result of the share exchange, all of the assets of SportsPrize Inc. became our assets, and our historical and ongoing operations are deemed to be those of SportsPrize Inc. for accounting purposes. Accordingly, we have presented our interim consolidated financial information for the three month period ended November 30, 1999 and the nine month period ended November 30, 1999.

Results of Operations

The following is a discussion of our operations for the three months ended November 30, 1999 and the period from inception, March 6, 1998 to November 30, 1999 (unaudited). This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Report on Form 10-Q, as well as information presented in our Registration Statement on Form 10 for the period from inception, March 6, 1998 to August 31, 1999.

         Three Month Period Ended November 30, 1999

We are a development stage company and had no revenue from our operations during the three month period ended November 30, 1999. We incurred total net losses for the three months ended November 30, 1999 of $1,807,015, resulting primarily from operating expenses of $1,828,372. A substantial portion of our operating expenses were comprised of compensation expenses and consulting costs of $1,526,865 including cash compensation expenses of $532,893 and non-cash compensation expenses of $993,972 related to stock grants and stock option grants. Other significant operating expenses included professional fees of $92,633, travel expenses of $58,905 and marketing expenses of $43,851. We anticipate that our total operating expenses, and resulting operating losses, will continue to grow during calendar 2000 as a result of anticipated increases in expenses associated with developing, marketing and promoting our Web site.

We generated interest income of $21,477 during the three months ended November 30, 1999.

         Nine Month Period Ended November 30, 1999

During the nine month period ended November 30, 1999, we began our first period of material operations with our Internet-related business plan. We had no revenue during this period. Our total net loss of $5,184,029 during the nine month period ended November 30, 1999, resulted primarily from operating expenses of $5,223,175 during this period. A substantial portion of our operating expenses were comprised of compensation expenses and consulting costs of $4,434,009, including cash compensation expenses of $985,479, and non-cash compensation expenses of $3,448,530 related to stock grants and stock option grants.

Our legal and audit costs were $214,202 during the period resulting primarily from our efforts to file a Registration Statement on Form 10 with the Securities and Exchange Commission and for fees related to our acquisition of SportsPrize Inc. (formerly SportsPrize Entertainment, Inc., formerly Beagle Venture Resources Management, Ltd.), our wholly owned subsidiary. We also incurred $164,156 of marketing costs and $126,708 of travel expenses. We expect our general and administrative expenses to continue to be a material component of our total expenses during the start-up phase of our development. During the second half of our fiscal year 2000, sales and marketing costs will become the largest component of our expenses.

We generated interest income of $48,999 for the nine months ended November 30, 1999.

Liquidity and Capital Resources

During the nine months ended November 30, 1999, we raised approximately $3.6 million in capital to finance our business. From March 1 to April 30, 1999, we raised $132,537 through various private placements at a price of $0.25 per share. Since our share exchange with SportsPrize Inc. on May 14, 1999, we raised a total of $3,500,000 (less finder's fees of $98,000) by completing two private placements. One private placement in May ($2,500,000), was completed at $1.50 per share, and the other private placement in July ($1,000,000) was completed at $4.00 per share. No financing transactions were completed during the three month period ended November 30, 1999.

During the nine month period ended November 30, 1999, we used cash of $1,620,467 for operating activities; $353,776 for software development; and $179,434 for equipment.

We had $1,358,551 of working capital at November 30, 1999. With current monthly working capital requirements of approximately $250,000 to $350,000, we will require significant additional capital to fully execute our plan of operation through calendar year 2000.

                                Plan of Operation

Our plan of operation includes several important strategic initiatives and is based on estimates of our senior management. A summary of our plan of operation and operating budget for our business as well as for our administration and marketing for the 12 months ending August 31, 2000 is set forth below.

Summary of Plan of Operation

The following is a summary of our corporate plan of operation through August 31, 2000. During the six month period ending February 29, 2000, the primary focus of the plan has been to develop and launch our Web site and build the necessary infrastructure to operate and market the site. We launched the initial version of our Web site on November 8, 1999, and upgraded our Web site on December 29, 1999. In the first fiscal quarter of 2000, we plan to implement a major marketing program to build the SportsPrize brand as well as the Web site Membership. We also will continue developing and enhancing the Web site during this period. During our first two fiscal quarters ending August 31, 2000, we intend to allocate up to 55% of our operating budget towards marketing and promotion to facilitate the aforementioned marketing program. Our other primary operating objectives will be to continue establishing strategic alliances with corporate advertisers, sponsors, e-commerce associates, and other potential content and marketing associates. We also intend to continue to build the SportsPrize community areas on the SportsPrize.com(TM) Web site by increasing sports information, news and chat room content, and sports celebrity-related content.

Beginning in the first calendar quarter of 2000, we intend to concentrate our efforts on marketing our Web site to users, sponsors and advertisers; soliciting feedback on our content and technology offerings from our users, sponsors and advertisers; selling advertising and sponsorships; increasing sales of products offered through our SportsPrize e-commerce shopping venues; building additional strategic relationships; developing new content and technology offerings; obtaining endorsements from professional athletes, coaches and sports organizations; and enhancing and improving our Web site.

We cannot assure you that we will successfully complete all of the items contemplated in our plan of operation on a timely basis, if at all. Our ability to complete our plan of operation will be dependent on a number of factors, some of which are beyond our control, including our ability to raise additional financing on acceptable terms, our ability to develop our content and technology on a timely basis, our ability to attract advertisers and sponsors, and the acceptance of our SportsPrize.com(TM) Web site.

Summary of Operating Budget

Our operating budget for our plan of operation is estimated to be approximately $14,850,000 for the period beginning September 1, 1999 and ending August 31, 2000. See "Note Regarding Forward Looking Statements." Our projected operating budget is as follows:

                                                          9/1/99 to              3/1/00 to
                                                           2/29/00                8/31/00                Total
Operating Expenses:
         Financing Fees and Costs                        $    100,000          $    750,000           $    850,000
         Content Costs                                        250,000               500,000                750,000
         General and Administrative                         1,500,000             3,500,000              5,000,000
         Marketing                                            150,000             6,000,000              6,150,000
                                                              -------             ---------              ---------
                  Total Operating Expenses                 $2,000,000          $ 10,750,000           $ 12,750,000
                                                           ----------          ------------           ------------

Capital Expenditures:
         Web Site Equipment/Software                        $ 250,000             $ 250,000              $ 500,000
         Web Site Design/Development                          250,000               500,000                750,000
         Office Equipment/Software                            250,000               250,000                500,000
         Other                                                100,000               250,000                350,000
                                                              -------               -------                -------
                  Total Capital Expenditures                $ 850,000           $ 1,250,000            $ 2,100,000
                                                            ---------           -----------            -----------

         Total Capital Required                            $2,850,000           $12,000,000            $14,850,000
                                                           ==========           ===========            ===========

As of November 30, 1999, we had $1,427,044 in cash and cash equivalents.

Our current working capital requirements are approximately $250,000 to $350,000 per month. Once we are fully staffed, our working capital requirements related to financing fees and costs, content costs, and general and administrative expenses are anticipated to increase to approximately $800,000 per month during the period from March 1, 2000 to August 31, 2000. Our working capital requirements related to marketing expenses are anticipated to increase to approximately $1,000,000 per month during the period from March 1, 2000 to August 31, 2000, provided we are able to obtain sufficient financing to implement our marketing program. We also anticipate that we will invest approximately $200,000 per month for capital expenditures including Web site equipment and software, Web site design and development and office equipment.

We anticipate we will need to raise approximately $12,000,000 to meet our projected Operating Budget requirements for content development, general and administrative expenses, as well as marketing costs through the second fiscal quarter of 2000. We intend to complete additional financing to fund our Operating Budget by issuing equity or debt through a combination of private and public financings. We cannot assure you that we will successfully complete additional financing on acceptable terms, if at all. If we cannot raise additional financing, we anticipate that we will reduce our projected expenditures related to marketing our SportsPrize Web site and concentrate our resources on selling advertising and sponsorships and developing the technologies related to our SportsPrize Web site and the SportsPrize Tournament. We have the following material financial obligations to fulfillment vendors, software systems developers, Internet access providers and marketing communications providers:


Vendor                                              Obligation

------------------------------------               -----------------------------
Quad-Linq                                          $15,000 to $25,000 per month


Interactive Marketing                              $30,000 per month


Kaleidoscope                                       $10,000 per month through
                                                   December 1999

DBC                                                Sports $15,000 per month from
                                                   December  1, 1999 to March 1,
                                                   2000;  and  $20,000 per month
                                                   from   April   1,   2000   to
                                                   termination


Tridian                                            $15,000 to $20,000

Frontier                                           $2,000 to $5,000 per month

ShopSports.com                                     $14,800

Focus Partners                                     $6,000 per month


Office Lease Agreements                            $10,000 per month


In addition to these material commitments, we have agreements with our employees and consultants, which require us to make monthly payments totaling approximately $110,000 per month. Our failure to meet these financial commitments and our future obligations may have a material adverse effect on our business and results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Our financial results are quantified in U.S. dollars and our obligations and expenditures for our operations are incurred in U.S. dollars. In the future, a portion of our revenues may be derived from business operations outside the United States, which may subject our business to foreign currency fluctuations. We do not, however, believe that we will have any materially significant market risks relating to revenues from our operations derived from outside the United States or other business arrangements denominated in currency other than the U.S. dollar. Although variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant, we do not anticipate material foreign exchange gains or losses.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and other credit risks associated with our operations.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of our knowledge, we are not subject to any active or pending legal proceedings or claims against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

Issuance of Common Shares

We did not issue any shares of common stock during the third quarter ended November 30, 1999.

Stock Options Granted

We adopted a stock option plan and authorized the issuance of up to 3,000,000 shares of our common stock as incentive stock options to our current and future key employees and consultants on June 21, 1999. The Board of Directors approved an amendment to the plan to increase the number of shares issuable under the plan to 6,000,000, and our shareholders ratified the plan and approved the amendments at our annual shareholders meeting held on October 6, 1999. As of February 3, 2000, we granted options to acquire 3,077,000 common shares. A summary of the principal features of the 1999 Plan is included in our Amended Registration Statement on Form 10 filed with the

Securities and Exchange Commission on January 13, 2000. During the three month period ended November 30, 1999, we granted options to acquire 772,000 shares of common stock under our 1999 Plan.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.1 Financial Data Schedule.


(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the period.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q, for the period ended November 30, 1999, to be signed on its behalf by the duly authorized undersigned.

                                      SportsPrize Entertainment Inc.


February 3, 2000                        /s/ Bruce R. Cameron
---------------------------         ---------------------------------------
(Date)                                  Bruce R. Cameron, President and CFO