Form 10-K
period 2000-02-29
SPORTSPRIZE ENTERTAINMENT INC/
filed 2000-06-13
CIK 1078593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission file number 000-27025

                         SPORTSPRIZE ENTERTAINMENT INC.
             (Exact name of Registrant as specified in its charter)

         Nevada                                         98-0207616
(Jurisdiction of incorporation            (I.R.S. Employer Identification No.)
      or organization)

                      13101 Washington Boulevard, Suite 131
                          Culver City, California 90066
                    (Address of principal executive offices)

                  Registrant's telephone number: (310) 566-7140

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
        None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, Par Value of $0.001 per Share
                  --------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of outstanding shares of the Registrant's Common Shares as of May 31, 2000 was 17,585,374. The aggregate market value of the Registrant's Common Shares held by non-affiliates as of May 31, 2000 was approximately US$7.3 million.

                               TABLE OF CONTENTS

ITEM                                                                   Page
                                    PART  I

ITEM 1.  BUSINESS........................................................1
ITEM 2.  PROPERTIES.....................................................36
ITEM 3.  LEGAL PROCEEDINGS..............................................36
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............37

                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS..........................................37
ITEM 6.  SELECTED FINANCIAL DATA........................................38
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................38
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................45
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................45

                                   PART  III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.......................45
ITEM 11. EXECUTIVE COMPENSATION ........................................48
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...............................................48
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................48

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K..........................................49

Note Regarding Forward-Looking Statements


         Except for statements of historical fact, certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" covered within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Registrant's limited operating history; undercapitalization; risks involving new product development; unpredictability of future revenues; management of growth and integration; potential technological changes; the Registrant's dependence on key personnel; marketing relationships and third party suppliers; reliance on advertisers; potential new businesses, competition and low barriers to entry; uncertain acceptance of the Internet as an advertising medium; uncertain acceptance of the Registrant's SportsPrize Tournament; limited experience in sales, marketing and advertising; dependence on continued growth in use of the Internet; the Registrant's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; potential capacity and systems disruptions; liability for Internet content; government regulations; security risks; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Annual Report.

         The Registrant's management has included projections and estimates in this Annual Report, which are based primarily on management's experience in the industry, assessments of the Registrant's results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections.

                                     Part I

Item 1: Business

General Overview

     We, SportsPrize Entertainment Inc., are engaged in the business of offering, marketing and promoting sports-related content, entertainment, merchandise and other products on the Internet through our Web site at http://www.sportsprize.com.

     Our mission is to establish a leading Internet sports-based entertainment, merchandising and community destination Web site. We intend to build an online sports, entertainment and e-commerce community that appeals to sports fans from around the world by providing three primary components on our Web site: (i) sports-related content, (ii) the SportsPrize Tournament and (iii) sports-oriented e-commerce.

     Content: We plan to offer the following sports-related content:

          o    Sporting news feeds;

          o    Sports trivia;

          o    Articles and sports commentary;

          o    Interviews with players, coaches and sports commentators;

          o    Player and team profiles;

          o    Team schedules and information;

          o    Ticket and sporting events information, and

          o    Chat rooms and message boards.

     The SportsPrize Tournament: We have developed a proprietary, interactive game called the "SportsPrize Tournament," which offers participants the opportunity to compete in a multi-sport, predictive tournament where participants answer weekly questions and accumulate points to win a wide variety of prizes, as well as discounts on merchandise within our SportsPrize e-shopping venues.

     We expect that our SportsPrize Tournament will be the center-piece of the SportsPrize.com(TM) Web site. The SportsPrize Tournament is designed to integrate the excitement of sports-related content and information with the communication and marketing capabilities of the Internet. We offer our SportsPrize Tournament as free entertainment to visitors on our Web site who become Registered Members on the site.

     E-Commerce: Visitors to our Web site have the opportunity to purchase a broad range of sports-related merchandise in our SportsPrize stores.

     Based on our research, we believe that there are not any other sports-oriented Web sites that currently provide all three components (sports-related content, a multi-sport predictive tournament and sports-oriented e-commerce), integrated into one comprehensive Web site. We believe that our unique, multi-faceted Web site will become a destination for many sports fans on the Internet. Our goal is to differentiate our Web site from our competitors' Web sites through an aggressive marketing strategy. See "Marketing Strategy."

     We intend to generate revenue by:

     o    Selling advertising and sponsorships on our Web site;

     o    Selling  merchandise   through  our  virtual  SportsPrize   e-commerce
          shopping venues;

     o Licensing our content to other companies in the United States and other countries; and

     o    Other marketing programs.

     We are a development stage company, which means that we are in the process of developing our business and we have limited revenue from our operations. We have a history of losses, and as of February 29, 2000, we had an accumulated deficit of $6,739,827, including $3,703,280 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants. We incurred losses during the following periods:

     o $144,125 for the period from March 6, 1998 (inception) to February 28, 1999;

     o $6,595,702 for the fiscal year ended February 29, 2000, including $3,703,280 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants.

     We anticipate that we will continue to incur substantial losses for the foreseeable future. Thus far, we have raised approximately $4,700,000 through private placements to finance our business. We recently closed a private financing transaction for gross proceeds of $1,050,000, and issued 9% convertible debentures and warrants in connection with this transaction. We also are in the process of seeking additional financing. We are attempting to raise an additional $8,000,000 to fund our current plan of operation for fiscal year ending February 28, 2001. See "Note Regarding Forward Looking Statements," and "Plan of Operation." We cannot assure you that we will obtain additional financing to implement our business plan on acceptable terms, if at all.

     We launched the public version of our SportsPrize.com(TM) Web site on December 29, 1999. Visitors to our SportsPrize.com(TM) Web site can play our SportsPrize.com(TM) Tournament, access sports-related content and purchase sports-oriented merchandise. Since the launch, we have test marketed the site and built a total membership of approximately 14,000. However, we have not had sufficient working capital to aggressively market and promote our Web site. We cannot guarantee that our Web site will be commercially successful as planned or that we will earn any revenue or profits from our operations.

     We currently have relationships with DBC Sports to provide our sports-related content and statistical information, as well as ShopSports.com to provide merchandise and related order fulfillment services. We also have established relationships with Boomer Esiason, James Worthy, Michael Buffer and Steve Hartman to provide unique sports content and promote our Web site. See "Sports Advisory Board." We are currently in the process of attempting to establish other relationships with potential sports marketing groups, athletes and content providers to provide additional content on our Web site, as well as potential advertisers and sponsors to purchase advertising on our Web site. We cannot assure you that we will successfully maintain our existing relationships with DBC Sports, ShopSports.com or members of our Sports Advisory Board, or that we will enter into any new relationships with vendors, athletes, content providers or advertisers.

     We intend to compete in the highly-competitive Internet industry. Many of our competitors have substantially greater financial, technical and other resources than we have. Several competitors already have established Web sites, brand names, strategic relationships with advertisers and other Web sites, and user loyalty, all of which create a competitive advantage over us. We cannot guarantee that we will be able to compete effectively or that we will ever generate sufficient revenues from our operations to make our business commercially viable.

Recent Developments

New Board of Director and Officer Appointments

     Appointment of Michael Weisman as Director

     On January 17, 2000, we appointed Michael Weisman as a member of our Board of Directors. See "Directors and Officers of the Registrant."

     Appointment of David Kenin as Chairman of the Board and Chief Executive Officer

     On April 17, 2000, we appointed David Kenin as our Chairman of the Board and Chief Executive Officer. See "Directors and Officers of the Registrant."

     Appointment of Alan Gerson as Vice Chairman of the Board

     On April 17, 2000, we appointed Alan Gerson as Vice Chairman of the Board. See "Directors and Officers of the Registrant."

Sports Advisory Board

     During our fiscal quarter ended February 29, 2000, we entered into agreements or arrangements with four sports celebrities to become members of our "Sports Advisory Board" - Boomer Esiason, James Worthy, Michael Buffer and Steve Hartman. The purpose of our Sports Advisory Board is to utilize sports celebrities to provide unique and valuable insights about their careers and respective sports, to develop compelling sports-related content for our site, as well as generate highly-visible promotions for our site.

     Boomer Esiason Service Agreement

     We agreed to the principal terms of a service agreement, effective January 1, 2000, with Boomer Esiason, a former NFL quarterback and sports broadcaster. The service agreement is anticipated to provide the following:

          o Mr. Esiason would serve as a member of our Sports Advisory Board for a term of two years, with an optional term of two additional years at the mutual agreement of the parties;

          o Mr. Esiason would make an appearance at an introduction ceremony and press conference for our Sports Advisory Board;

          o We would have the limited right to use Mr. Esiason's name, image and likeness for promotion of our business and our Web site;

          o Mr. Esiason would promote our business and our Web site on his radio show;

          o Mr. Esiason would participate in an audio recording session to produce radio advertising to promote our business and our Web site;

          o Mr. Esiason would participate in two appearances for our "Prizes Money Can't Buy" program where he would meet with a winner of a SportsPrize Tournament promotion;

          o Mr. Esiason would provide content for our Web site, including participating in sessions in our on-line chat rooms;

          o Mr. Esiason would use his best efforts to promote the SportsPrize Web site and our SportsPrize Tournament;

          o Mr. Esiason would autograph memorabilia for prizes and promotions for our SportsPrize Web site;

          o We would grant Mr. Esiason options to acquire 110,000 shares of common stock, exercisable at $0.01 per share pursuant to a compensation plan;

          o We would undertake to file a registration statement on Form S-8 to register the compensation plan; and

          o    We would pay expenses in connection with Mr. Esiason's services.

     We are currently in the process of finalizing a definitive agreement with Mr. Esiason and anticipate the agreement will be completed during our second fiscal quarter of 2000. Thus far, Mr. Esiason has participated in one Prizes Money Can't Buy in which we awarded a SportsPrize Tournament participant a trip to Super Bowl 2000 and provided an opportunity for the participant to meet Mr. Esiason, who broadcasted the Super Bowl for ABC Sports.

     James Worthy Service Agreement

     We entered into a service agreement effective March 1, 2000, with Big Game James, Inc. for the services of James Worthy, a former NBA All-Star and current broadcaster. The service agreement provided the following terms:

          o Mr. Worthy would serve as a member of our Sports Advisory Board for a term of one year, with an optional term of one additional year;

          o Mr. Worthy would make an appearance at an introduction ceremony and press conference for our Sports Advisory Board;

          o We would have the limited right to use Mr. Worthy's name, image and likeness for promotion of our business and our Web site;

          o Mr. Worthy would participate in two appearances for our "Prizes Money Can't Buy" program where he would meet with a winner of a SportsPrize Tournament promotion;

          o Mr. Worthy would provide content for our Web site, including "Worthy's Best" and "Worthy's Worst" basketball memories and participating in chat sessions on our on-line chat rooms;

          o Mr. Worthy would use his best efforts to promote the SportsPrize Web site and our SportsPrize Tournament;

          o Mr. Worthy would autograph memorabilia for prizes and promotions for our SportsPrize Web site;

          o We would grant Mr. Worthy options to acquire 60,000 shares of common stock, exercisable at $0.01 per share pursuant to a compensation plan;

          o We would undertake to file a registration statement on Form S-8 to register the compensation plan; and

          o    We would pay expenses in connection with Mr. Worthy's services.

     Mr. Worthy has participated in one Prizes Money Can't Buy promotion, in which we awarded a trip to a SportsPrize Tournament winner to attend the NCAA men's national championship basketball tournament and provided the opportunity to meet Mr. Worthy, who broadcasted some of the NCAA tournament games.

     Michael Buffer Service Agreement

     We agreed to the terms of a service agreement effective January 10, 2000, with Michael Buffer and the Buffer Partnership for the services of Michael Buffer, a very prominent sports announcer. The service agreement is expected to provide the following terms:

          o Mr. Buffer would serve as a member of our Sports Advisory Board for a term of one year, with an optional term of one additional year at the mutual agreement of the parties;

          o Mr. Buffer would make an appearance at an introduction ceremony and press conference for our Sports Advisory Board;

          o We would be permitted to use Mr. Buffer's name, image and likeness as well as his trademark phrase "Let's get ready to rumble" to promote our business and our Web site;

          o Mr. Buffer would participate in an audio recording session to produce radio advertising to promote our business and our Web site;

          o Mr. Buffer would participate in two appearances for our "Prizes Money Can't Buy" where Mr. Buffer would meet with a winner of a SportsPrize Tournament promotion;

          o Mr. Buffer would provide content for our Web site, including "Buffer's Best" and participating in sessions in our on-line chat rooms;

          o Mr. Buffer would use his best efforts to promote the SportsPrize Web site and our SportsPrize Tournament;

          o We would grant Mr. Buffer options to acquire 75,000 shares of common stock, exercisable at $0.01 per share pursuant to a compensation plan;

          o We would undertake to file a registration statement on Form S-8 to register the compensation plan; and

          o    We would pay expenses in connection with Mr. Buffer's services.

     Mr. Buffer has assisted us by recording promotional pieces for our Web site.

     Steve Hartman Service Agreement

     We agreed to the terms of a service agreement effective January 10, 2000, with 2 on 1 Sports for the services of Steve Hartman. The service agreement is expected to provide the following terms:

          o Mr. Hartman would serve as a member of our Sports Advisory Board for a term of one year, with an optional term of one additional year at the mutual agreement of the parties;

          o Mr. Hartman would make an appearance at an introduction ceremony and press conference for our Sports Advisory Board;

          o Mr. Hartman would promote our business and our Web site on his radio show, Time Out with Steve Hartman, in the Southern California area;

          o Mr. Hartman would participate in an audio recording session to produce radio advertising to promote our Web site and our business;

          o Mr. Hartman would participate in two appearances for our "Prizes Money Can't Buy" where Mr. Hartman would meet with a winner of a SportsPrize Tournament promotion;

          o Mr. Hartman would provide content for our Web site, including participating in sessions in our on-line chat rooms;

          o Mr. Hartman would use his best efforts to promote the SportsPrize Web site and the SportsPrize Tournament 2000;

          o We would grant Mr. Hartman options to acquire 50,000 shares of common stock, exercisable at $0.01 per share pursuant to a compensation plan;

          o We would undertake to file a registration statement on Form S-8 to register the compensation plan; and

          o    We would pay expenses in connection with Mr. Hartman's services.

     We are currently in the process of finalizing the definitive agreement with Mr. Hartman and anticipate that the agreement will be completed during the second fiscal quarter of 2000. Thus far, Mr. Hartman has assisted us by promoting our business and our Web site on his radio show.

Financing Transaction/Issuance of 9% Convertible Debentures/Warrants

     On May 30, 2000, we issued two 9% Convertible Debentures, one in the amount of $850,000 to Cutter Services Corp. and one in the amount of $200,000 to Strathburn Investments Inc., for total gross proceeds of $1,050,000. We also agreed to issue a warrant to Cutter Services to acquire 48,000 shares of our common stock at $1.275 per share and a warrant to Strathburn Investments to acquire 12,000 shares of our common stock at $1.275 per share. The warrants expire on May 30, 2002. We paid Sonora Capital a finder's fee of $100,000 in connection with the financing transaction. Cutter Services and Strathburn Investments are non-U.S. persons, and the offer and sale were made outside the United States in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     The Debentures are convertible into shares of our common stock at the lesser of $1.27 per share or 83% of the average of the three lowest consecutive bid prices of our shares (as quoted on the NASD OTCBB) for the 30 days prior to the date of conversion. If we complete a financing transaction with proceeds of $1,000,000 or more, utilizing a convertible security (that is convertible into common shares), which provides a minimum conversion price (or floor price), the minimum conversion price of the Debentures shall be the lower of $1.00 or the floor price of such securities issued in the subsequent offering. The Debenture holders have piggyback registration rights with respect to the common shares underlying the Debentures, and the Debentures accrue interest at the rate of 9% per annum. We have the right to redeem the Debentures for 117% of the outstanding balance, principal and accrued interest, at any time. The Debenture holders are entitled to convert the Debentures at any time beginning August 31, 2000, provided that Cutter Services may convert no more than $283,333 of the principal and interest during any 30-day period and Strathburn Investments may convert no more than $66,667 of the principal and interest during any 30-day period. The Debentures shall automatically covert to common stock on May 30, 2005. The
Debentures are secured by our assets, including our intellectual property, software, technology and other assets.

Lock-up Agreement Among Certain Shareholders

     Effective June 2, 2000, certain of the founding shareholders of SportsPrize, Inc. and certain other shareholders of SportsPrize Entertainment, Inc. entered into a 12-month lock up agreement as a condition to the 9% convertible debenture financing arrangement. Under the terms of the lock up agreement, these shareholders agreed to certain limitations related to the sale of their SportsPrize shares, including an agreement that each participate will be limited to selling each month the lesser of (a) five percent (5%) of the SportsPrize shares held by such participant; (b) the number of shares equal to such participant's pro rata share of 30% of aggregate number of shares of the Company traded during the previous month, while the Company's shares continue to be listed on the NASD OTCBB; or (c) 7,500 shares (the "Participant's Monthly Eligibility"). The participant's "pro rata share" shall be determined by (i) dividing the number of shares held by the participant by (ii) the total number of Shares held by all Participants. In the event a participant materially breaches these lock up restrictions, the participant has agreed to pay SportsPrize liquidated damages in the amount of $5,000 for each violation, and to contribute the entire proceeds from the sale of such shares in excess of the Participant's Monthly Eligibility to SportsPrize.

Business Opportunities

The SportsPrize.com(TM) Community

     Our goal is to build a community of loyal repeat visitors to our Web site that will allow us to generate revenue from advertising, the sale of merchandise and licensing of our proprietary content to other businesses. We anticipate that visitors to our Web site will be able to enter an Internet community that allows them to play our SportsPrize Tournament and monitor their Tournament rankings, win prizes and discounts on merchandise in our e-shopping venues, view sporting news feeds, check up-to-date sporting results, communicate with other SportsPrize Members and sports enthusiasts in chat rooms, message boards, and other forums. We do not charge visitors to enter the SportsPrize.com(TM) community or to play our SportsPrize Tournament.

     We anticipate that the SportsPrize.com(TM) community will be an online community focused on sports-related games, news, events, e-commerce and interactive products designed for people who love sports. We intend to develop strategic relationships with content providers, fulfillment vendors, manufacturers and marketers of sports-related products and services as well as other Web sites to meet the needs of our users. Other than our contract to obtain sports content and news feeds through DBC Corporation, content from members of our Sports Advisory Board, and our merchandise and product arrangements with ShopSports.com and Dreams Products, Inc., we have not entered into any agreements to provide other content or merchandise.

However, we anticipate that we will establish additional strategic relationships with other content providers and merchandisers that will allow us to provide a wide variety of diversified content and products on the SportsPrize.com(TM) Web site.

     By becoming part of the SportsPrize com(TM) community, we anticipate visitors to our Web site will be able to share their sports interests in a variety of ways, including playing in the SportsPrize Tournament and other games, creating their own Tournament groups, sharing online shopping discounts, exchanging news and views in chat rooms, and by using interactive services for online access to experts such as athletes, coaches and commentators. We have regular interaction with our Members and encourage them to provide feedback on improving our Web site. In this way, we are able to understand and anticipate the needs and interests of our Membership and help ensure that our overall content and merchandising strategies will be attractive to our entire Membership.

     Our Sports Advisory Board is designed to help us create unique content areas, prizes and special merchandising opportunities, and better promote our business and our Web site. Current members of our Sports Advisory Board include Boomer Esiason, James Worthy, Michael Buffer and Steve Hartman, and we are also in the process of negotiating with other professional athletes to become members of the Sports Advisory Board. Each member of the Sports Advisory Board has agreed to provide content such as player tips, training techniques and commentary on events and to participate in our chat rooms.

     The online interactivity of the SportsPrize.com(TM) community is expected to connect Members with each other and our sponsors and strategic associates on many levels: global, regional, state or provincial and local. We plan to bring the world of sports to Members' homes and offices and to enrich our Members' world of sports with the communication powers of the Internet. We believe that the SportsPrize.com(TM) community will allow Members to expand and enrich their love of sports.

The SportsPrize Tournament

     As part of our strategy to build and retain Membership in the SportsPrize.com(TM) community, we have developed the SportsPrize Tournament, a proprietary, interactive game that challenges and rewards players. The SportsPrize Tournament allows sports enthusiasts and sports novices to compete head to head in sports contests and predictive information-oriented games for chances to win prizes and receive discounts on merchandise featured on our Web site. Each week, the SportsPrize Tournament participants will answer brief questions about upcoming sports events in a wide variety of sports. Winners of the weekly SportsPrize Tournaments will qualify for prizes, including cash, merchandise and discounts on sports-related-merchandise offered in our SportsPrize e-shopping venues. Our goal is to use competition and the rewards of the SportsPrize Tournament to attract visitors to our Web site and to keep Members returning on a regular basis. We anticipate the SportsPrize Tournament will offer a continuous stream of new weekly competitions covering sports from around the world.

     Registration to play in the SportsPrize Tournament requires Members to provide us with certain demographic and other information including the following:

          o    Name;

          o    Gender;

          o    Age;

          o    E-mail address; and

          o    Zip code.

     We may also gather other specific information that our advertisers and sponsors may request.

     A New Type of Online Competition

     We believe the SportsPrize Tournament is a new type of online sports entertainment experience. Our Members can play in the Tournament for free. We designed the Tournament to incorporate a wide variety of sports information into a game that challenges players with a series of questions related to various sports from around the world. We believe this is a unique concept and one of the primary features that distinguishes our SportsPrize Tournament from other games and contests on the Internet.

     Tournament Structure

     SportsPrize Tournament participants are challenged to test their knowledge of and insight into their favorite sports, teams, and athletes against other participants. Each player who registers as a Member will be required to complete a registration form to become a SportsPrize Tournament participant. Each Member will automatically be entered in a series of pre-selected, public competitions based on their geographic area.

     We also encourage Members to form private competitions and to play against their friends or co-workers. Members can structure private competitions for associations with which they are affiliated, such as their school, social or sports club, or neighborhood. A player must have at least five of his friends, co-workers or other Members in order to register a private competition. We track and report the results of these competitions.

     Tournament Play

     The SportsPrize Tournament combines the challenge of predicting the outcome of an activity in a major sports event with the excitement of wagering credits to win prizes. We have designed the Tournament to be simple and fun. Each Wednesday morning a new weekly SportsPrize Tournament game begins. Active players are automatically entered into these weekly competitions as well as the ongoing monthly, quarterly and annual competitions.

     We provide each player with 100 credits at the start of each weekly Tournament. Each week, we create 10 to 30 questions relating to upcoming sporting events for several different sports. A Tournament participant plays the SportsPrize Tournament by submitting entry tickets with one to five questions selected per entry ticket. The more selections a Tournament participant makes on an entry ticket, the more points the participant can accumulate. If a Tournament participant answers all the questions correctly, they will earn a certain number of points.

     The Tournament questions provide a list of four athletes or teams to choose from in a "multiple choice" format. Players may gather statistical information about how the individuals or teams have performed by clicking on the "stats" button. This button provides statistics about the individual player's or team's performances in the sport last week, last month and year-to-date. This feature is designed to level the playing field for all participants.

     A Member may assign a portion or all of the 100 credits he receives in the current week on any one question or allocate a portion of their 100 credits to multiple questions regarding several sports events. Additionally, a Member is able to increase the value of the points earned by answering more than one question correctly on an entry ticket. Consequently, a player has the opportunity to win points based upon several different strategies.

     Players have the option of submitting entries from a single sport category or from multiple sports categories, which is one of the features that distinguishes this Tournament from other games on the Internet. Players may play any category or categories they choose, and they may submit their tickets as long as they have unused credits in their account.

     The SportsPrize Tournament is designed to challenge players with multiple layers of strategic choices, including selecting sports categories, the number of questions to play within that entry and the number of credits to assign. Our goal is to create an interactive environment, which will test knowledge and intuition, and provide a multi-level competition with numerous chances to win.

     We track and report Members' results from every competition on the "My Standings" page, which contains statistical and performance information.

     Winning Prizes

     Members who play in the SportsPrize Tournament will have a chance to win a wide variety of prizes and receive discounts on merchandise offered on our Web site. We award prizes to the winners of the SportsPrize Tournament including:

          o    Cash;

          o Merchandise such as TVs, VCRs, CD players and other electronic devices;

          o    Trips and/or tickets to major sporting events;

          o    Sports memorabilia;

          o    Sportswear;

          o Sporting goods such as balls, rackets, golf clubs, athletic shoes and other merchandise that is available from our SportsPrize e-commerce shopping venues;

          o    Gift  certificates  from  our  SportsPrize   e-commerce  shopping
               venues;

          o    SportsPrize t-shirts, caps, jackets and pennants; and

          o Other prizes that may be offered by SportsPrize advertisers or sponsors.

     We also offer major prizes, which include automobiles, boats, all-terrain vehicles, home gyms, as well as trips to the Super Bowl, NCAA Final Four, Stanley Cup, NBA championship, World Series or other major sporting events. At the end of the year, we plan to award the Annual Grand Prize of $1,000,000 in the form of a 20-year annuity.

     There are several different ways to win.

     First, there are first, second and third place prizes awarded to the top scorers in each weekly competition. Weekly, monthly, quarterly and annual competition prizes include cash, merchandise, sporting event tickets and SportsPrize t-shirts, caps and jackets.

     Second, the top 100 weekly scorers are entered into the weekly sweepstakes drawings for special prizes in the weekly competitions as well as the monthly, quarterly and annual prize drawings in those competitions. Such prizes include merchandise such as TVs, VCRs, CD players, other electronic devices, home gyms and sport utility vehicles.

     Third, "instant" prizes will also be awarded randomly every day, to add to the fun and excitement of the SportsPrize Tournament. We anticipate that instant prizes will consist of cash, merchandise, sporting event tickets and SportsPrize t-shirts, caps, jackets and pennants.

     Fourth, Tournament participants earn discounts on merchandise offered in the Winners Store based on their scores in the Tournament. Weekly winners will receive 5% to 35% discounts on a variety of products available in the Winners Store.

     Fifth, there will be an annual drawing to win a $1,000,000 Grand Prize, payable as a 20-year annuity.

     The more a player participates in the Tournament, the more chances the player will have to win and qualify for our Annual Grand Prize drawing. Our grand prize winner will be drawn from the top 100 weekly sweepstakes winners for each week throughout the Tournament year. No purchase is necessary in order to qualify for our prizes and discounts on merchandise.

     We intend to motivate SportsPrize Members to encourage their friends to play the SportsPrize Tournament by awarding Members Tournament credits for their referrals. Additionally, we will award a SportsPrize.com(TM) hat to each Member who gets five friends to join the Tournament; a SportsPrize.com(TM) T-shirt to each Member who gets ten friends to join the Tournament; and a SportsPrize.com(TM) golf shirt to each Member who gets twenty-five friends to join the Tournament.

     We determine the specific prizes that will be awarded to winners for each competition in advance of the competition. In the future, we anticipate we will award products from the sponsors of our Web site as prizes. We currently do not have any sponsors for our Web site, and we cannot assure you that we will successfully secure any sponsorships for our Web site.

     During our fiscal year ended February 29, 2000, we provided two major prizes to participants in the SportsPrize Tournament:

     1. A free trip to Super Bowl 2000 including a one-on-one visit with Boomer Esiason, who broadcasted the game for ABC Sports;

     2. A free trip to the NCAA men's national championship basketball tournament including a one-on-one visit with James Worthy, who broadcasted several tournament games for a variety of networks.

     We expect to offer similar prizes for other major sporting events throughout the year.

Revenue

     We intend to generate revenue and profits from four primary sources: (i) advertising and sponsorships, (ii) e-commerce, (iii) content licensing and (iv) other marketing programs.

Advertising and Sponsorships

     We intend to generate revenue by selling advertising and sponsorships to merchandisers and manufacturers of goods, products and services. To date, we have not entered into any agreements to sell advertising or sponsorships, and we cannot assure you that we will successfully sell any advertising or sponsorships. Internet advertising is highly competitive and many advertisers require statistical verification of the demographic profiles and the number of visits, impressions or page views that our Web site is delivering. Our limited operating history and our lack of historical data has had an adverse affect our ability to sell advertising and sponsorships or to enter into any revenue generating relationships. Our inability to sell advertising or sponsorships may have a material adverse effect on our business and results of operations.

     Once we have sufficient resources to effectively promote and market our Web site, we anticipate that our unique SportsPrize marketing system will allow us to generate advertising revenues and the interest of advertisers. We believe that our Web site is capable of generating multiple interactions between Members of the SportsPrize.com(TM) community and advertisers and sponsors. When Members visit, whether for SportsPrize Tournament play, sports news, chat or online shopping, they will be encouraged, through SportsPrize Tournament rewards and other incentives, to view several advertiser pages.

     The SportsPrize Tournament has been designed to be an Internet marketing system with built-in features and incentives to attract players, build user loyalty, and induce them to encourage their friends to visit our Web site and play in the Tournament. These features and incentives include:

     o A comprehensive prize program that includes weekly, monthly, quarterly and annual prizes that are awarded based on Tournament success and random drawings. At the end of the year, an Annual Grand Prize of $1,000,000 will be awarded in the form of a 20-year annuity.

     o Pop-up redemption notices that notify winners as they play and allow them to continue playing and to claim their prizes later;

     o Flexibility that allows players to create their own private pools, which may generate opportunities for permission-based marketing, or solicited advertising, as well as advertising or sponsorship opportunities targeted at market segments in specific geographic areas;

     o A results and rankings system that informs players of their ranking in a particular contest, which we believe will generate further marketing and communications opportunities; and

     o Rewards for logging on, such as being entered in "fantasy draws" for instant prizes and discounts on merchandise.

     These features are designed to create interest in the SportsPrize.com(TM) Web site and attract visitors on a regular basis.

     We intend to develop the SportsPrize Sponsorship Program, which we anticipate will be an additional revenue source. We anticipate that sponsors participating in the SportsPrize Sponsorship Program will place informational and promotional links, product and sports information, advertising and other sports-related information on our SportsPrize.com(TM) Web site. The program is anticipated to include endorsements from advertisers and sports-related merchandisers, equipment manufacturers, news organizations and sports event promoters. We intend to charge fees to these sponsors for participation in the program.

     To date, we have not entered into any arrangements to sell advertising or sponsorships. We cannot assure you that we will ever sell any advertising or sponsorships.

E-Commerce

     We offer shopping venues on our SportsPrize.com(TM) Web site that allow our Members to purchase sports-related merchandise, goods and other products. Our visitors and Members have the opportunity to purchase a wide range of merchandise, consisting of nearly 14,000 individual products in two SportsPrize e-shopping venues.

     o Our SportsPrize SuperStore is designed to be an online sports department store with a full range of sporting goods and apparel offered at competitive prices. This e-commerce site is designed to be a one-stop, online shopping destination for sports lovers. The SportsPrize SuperStore is expected to present merchandise from e-commerce companies that already sell sports merchandise online, including ShopSports.com. We anticipate that we will share revenue or profit equitably based on the traffic directed through and sales generated in the SportsPrize.com(TM) Web site.

     o Our Winners Store features select sports equipment, sportswear and accessories, and sports-related merchandise offered directly by us or our sponsors. SportsPrize Members will be offered discounts on merchandise in this store based on their success in the SportsPrize Tournament.

     SportsPrize Members and SportsPrize Tournament Winners receive discounts on selected merchandise in our e-shopping venues ranging from 5% to 35%.

     Our inventory is owned and held by outside "merchandising and fulfillment vendors" and shipped directly from these vendors to our customers. We entered into a merchandising, distribution and customer service agreement with ShopSports.com, related to merchandising, order fulfillment, packaging and distribution of sports-related products ordered by our customers. Under our Agreement, we share any profits equally with ShopSports.com on merchandise sold through our e-shopping venues. ShopSports.com is our primary provider of sports-related merchandise, product fulfillment and customer service. We began selling merchandise to the public in January 2000, and believe that our revenues will increase during our fiscal year ending February 28, 2001, as we increase our marketing efforts and promotion.

     We also have an agreement with Dreams Products, Inc. for order fulfillment of sports-related memorabilia and sports collectibles. We have not yet begun to offer sports-related memorabilia and sports collectible line of merchandise, but expect to do so during our second fiscal quarter ending August 31, 2000. We anticipate that we will obtain a substantial portion of our sports-related memorabilia and sports collectibles as well as order fulfillment from Dreams Products.

     We update our site daily with inventory information received from our vendors, which will enable our customers to check the availability of products before ordering. We electronically transmit orders to our outside vendors at least once a day and anticipate that orders will be shipped by these vendors within one day after an order is placed. A customer's credit card is charged at the time an order is shipped.

     We have no fulfillment operation or warehouse facility of our own and, accordingly, we are dependent on maintaining existing fulfillment relationships. We cannot assure you that we will maintain our relationships with ShopSports.com and Dreams Products or any other distributor capable of meeting our order fulfillment requirements beyond the term of our existing agreements.

     Except for our relationship with ShopSports.com and Dream Products, Inc., we have not entered into any other relationships with distributors, merchandisers, manufacturers or other e-commerce companies related to offering and selling products in any of our SportsPrize e-shopping venues. We cannot assure you that we will successfully be able to continue to secure merchandise that is attractive to our target market on acceptable terms or be able to offer products at competitive prices. If we are unable to offer a broad range of merchandise or to attract a broad range of e-commerce retailers to offer merchandise and/or services on our SportsPrize.com(TM) Web site, our business and results of operations will be adversely affected.

Content Licensing

     The Company believes that its unique and proprietary Web site content is a valuable asset that will be saleable to several Internet and media companies. The Company intends on charging fees to license its content to a variety of companies in the United States and foreign markets. To date, we have not entered into any such relationships and there can be no assurance that the Company will successfully make any content licensing arrangements with other companies.

Marketing Strategy

     We do not plan to compete directly with existing sports and entertainment Web sites. Instead, we anticipate SportsPrize.com(TM) will fill a complementary market niche that is designed to combine the entertainment value of interactive games and the challenge of sports competition with online merchandising, promotion and marketing in an innovative way.

     Our marketing strategy will be to target online sports enthusiasts who are looking for both sports-related and entertainment content. We intend to use a wide variety of promotions, including online promotions, print, radio, and television promotions, and other promotions where SportsPrize. com(TM) visitors have the opportunity to meet members of our Sports Advisory Board and to win trips to major sporting events, to create interest in and awareness for our Web site.

Online Marketing/Promotions

     We intend to implement the following marketing strategies to attract our target audience to the SportsPrize.com(TM) Web site:

     Web Site Design: We designed our SportsPrize Tournament to encourage players to return to our Web site frequently and to generate higher than average page views per user. Additionally, the multiple components of our Web site, including our Stats/Info Section, the SportsPrize e-shopping venues and our community areas all create a one-stop opportunity for the sports enthusiast. We also encourage Members to provide us with comprehensive demographic information that may allow us to sell advertising, sponsorships, as well as design personalized promotional offers in the future based on the Member's individual interests and preferences.

     Advertising Campaigns: We intend to implement online marketing campaigns on a number of high traffic Web sites such as America Online, MSN, Yahoo! and USA Today. We also will advertise on a wide variety of sports-related Web sites to reach our targeted demographics. These campaigns are contemplated to use a variety of online marketing techniques, including:

          o Click-through advertisements that bring consumers directly to our Web site;

          o Advertising campaigns that collect the e-mail addresses of visitors who wish to receive online promotions;

          o    Affiliate promotion campaigns; and

          o    Coupons, contests and other sponsorships.

     We also will conduct special promotions at various times during the year, such as the start of the baseball, football, basketball and hockey seasons and during major sporting events. For example, we intend to create a special contest on our Web site and special ticket give-aways for major sporting events such as the Super Bowl, the NCAA Final Four, the Stanley Cup, the Kentucky Derby, the NBA championship, the World Series, the U.S. Opens and other major sporting events.

     Affiliate Networks: We intend to develop an affiliate program that is designed to enable other Web sites to create their own sports-related Web site by linking directly to SportsPrize.com(TM). When visitors follow a link to our SportsPrize e-shopping venues, the affiliated Web site receives a commission ranging from approximately five percent to fifteen percent of any referred sales. Since no payment is made to the affiliate unless a sale is generated by the affiliate, the program is designed to be an efficient means of acquiring new customers.

     Direct Marketing Programs: We intend to use direct marketing to increase purchases by existing customers of our SportsPrize e-shopping venues and encourage our customers to refer visitors to our Web site by using email promotional techniques, including providing special discounts for purchases, special promotional offers, gifts and other specialized marketing programs. In the future, we intend to:

          o Conduct direct e-mail marketing campaigns to promote our Web site;

          o    Offer discounts on targeted selections based on prior purchases;

          o    Offer gifts for referring new customers to our Web site; and

          o    Make additional purchases and reinforce our brand name.

     The Internet is becoming increasingly crowded and the competition for visitors is becoming more intense. Many Internet companies have very aggressive marketing programs and have developed affiliations that drive traffic to their Web sites. We cannot assure you that we will successfully market our Web site or attract a sufficient number of visitors to implement our business plan. See "Note Regarding Forward Looking Statements." Our inability to successfully market our Web site may have a material adverse effect on our business and results of operations.

E-Commerce

     We believe that the way in which certain products and services will be sold in the future will increasingly shift toward the Internet. Businesses throughout the world are developing their Web strategies to take advantage of this shift in the way consumers search for product and service related information, and purchase goods and services. We believe that an increasing percentage of business advertising budgets will be allocated to Internet promotion and marketing strategies. We believe advertisers are and will look for Web sites that have the volume of users that match the demographic profile of their target consumer. See "Note Regarding Forward Looking Statements."

     We believe the growth in the Internet represents a substantial opportunity for companies to conduct business online. Internet retailers are able to communicate more effectively with customers by providing:

          o    Visual product presentations;

          o Up-to-date pricing and product information in a consistent and uniform format;

          o    Customer support, including opportunities for customer feedback;

          o    Product offerings tailored to customer preferences; and

          o    Electronic billing and payment systems.

     We anticipate that our focus on sports entertainment and recreation will create attractive demographic consumer profiles for merchandisers and marketers of sports-related goods and services. As a result, we anticipate that we will be able to sell advertising and sponsorships, and enter into promotional joint ventures with a broad spectrum of sports-related businesses. We also anticipate that our Web site will generate revenue from the sale of sports-related merchandise through our virtual stores and through transactions facilitated through our auction site. See "Note Regarding Forward Looking Statements."

Competition

     We intend to compete in a highly competitive market. The competition among Internet companies is fierce and there are many competitors that have established brand names and users. We intend to compete with established Web sites for advertising revenues, revenues from the sales of sports-related merchandise and revenues from licensing content on our Web site.

Advertising Revenue Competition

     The online sports entertainment market in which we intend to compete is comprised of many competitors, and we expect competition to increase. We also intend to compete with other non-sports-related Internet sites for the time and attention of consumers and for advertising and sponsorship revenue. Competition among Internet sites is intense and is expected to increase significantly in the future. Our Web site will also compete with a variety of companies that provide similar offerings through one or more media, such as print, radio and television. To compete successfully, we must develop and deliver popular, original, entertaining, information and compelling product offerings. We have not entered into any agreements to sell advertising on our Web site, and we cannot assure you that we will sell any advertising in the near future, if at all.

     In our entertainment areas, including games, sports-related discussion communities, sports merchandising and Internet shopping, we intend to compete with various Internet sites, such as CBS SportsLine, ESPN.com, CNN/SI, Sandbox.com and others. All of these competitors currently offer a wider range of products, services, information and news than we contemplate offering. Their products and services may be more attractive to Internet users than ours, and may dissuade users from visiting our Web site.

     We believe that our ability to compete will depend, to a great extent, upon our ability to be a leader in the development and marketing of novel and unique interactive sports-related entertainment games for our Web site and our ability to offer a unique mix of sports-related information and merchandise. To be successful, our Web site must be user friendly and we must respond effectively to the challenges of technological changes and innovation by continually enhancing our products and merchandise. The competitive factors affecting the success of our Web site include product functionality, performance and reliability, customer support, and cost effectiveness of our advertising offerings.

     We cannot assure you that our Web site content or our SportsPrize Tournament will appeal to our target market, that we will generate sufficient traffic on our Web site to sell advertising or that we will generate any revenues from selling advertising on our Web site.

Retailing Merchandise Competition

     The online market for retailing products and services on the Internet is new and rapidly evolving. We expect to compete with traditional "bricks and mortar" retail stores and other online retailers of sports-related products and services. Our competitors include, among others:

     o Online retailers, including FogDog.com, MVP.com, ShopSports.com, CBS SportsLine, Gear.com and Justballs.com;

     o Traditional retailers, including Oshman's SuperSports USA, Big 5 Sporting Goods, Gart Sports, The Sports Authority, Sportmart, Dick's Sports and a variety of independent and regional retailers of sports-related merchandise;

     o    Specialty retailers of sports-related merchandise;

     o    Mail order retailers of sports-related merchandise; and

     o Mass merchandisers and department stores, including Costco, Kmart, Sears, Target and Wal-Mart.

     Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. To our knowledge, ShopSports.com, FogDog.com, and SportsLine are market leaders in the sale of sports-related merchandise on the Internet. Some of our competitors, like MVP.com, ShopSports.com, Gear.com, Justballs.com, ESPN.com, CNN/SI, and CBS SportsLine, also may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to their Web sites and systems development than we can. We believe that the principal competitive factors the sale of sports-related merchandise on the Internet are:

     o    Product selection;

     o    Price;

     o    Timeliness of delivery;

     o    Ease of use and Web site convenience; and

     o    Brand recognition.

     We cannot assure you that we will successfully compete against established competitors or that we will generate sufficient revenues from the sale of merchandise though our Web site to earn any profits.

Regulation

     There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as diminish the use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. We may be required to incur unanticipated expenses in complying with any new regulations and restrictions.

     The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal

Communications   Commission,   or   FCC,   in   the   same   manner   as   other
telecommunications services.

     Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, many areas with high Internet usage have begun to experience interruptions in phone services. Local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our content or the ability to access our Web site.

     A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect us.

     The United States recently passed the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights. The United States also recently passed the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, the United States recently passed the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. We cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurance that this legislation will not impose significant additional costs on our business or subject us to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our services violate rules, regulations or applicable laws or the rights of third parties. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business.

     In addition, our SportsPrize Tournament may be subject to state and local laws related to sweepstakes and contests. We do not intend to charge any fees for playing the SportsPrize Tournament or charge any fees or require any purchases to be eligible to receive prizes or gifts. Although we do not believe our SportsPrize Tournament violates any federal, state and local laws, there can be no assurance that future federal, state or local legislation or regulations will not adversely affect our operation of the SportsPrize Tournament. Any such legislation may have a material adverse effect on our business and results of operations.

     Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

Research and Development

     Our research and development program has consisted of developing technologies related to our SportsPrize.com(TM) Web site and the SportsPrize Tournament. As of February 29, 2000, we had spent $126,488 for research and development, including expenses related to developing the SportsPrize Tournament and other technological aspects of our Web site. Subsequent to the launch of the Web site, we also conducted focus groups in March and in May 2000 to evaluate the design, content and user experience on our Web site.

Trademarks and Patents

     We have applied for trademark registration and protection for "SportsPrize.com" in Canada and the United States. We have also applied for patent protection in the United States for our system and method for delivering targeted advertising through our SportsPrize Tournament marketing system. However, we have not been granted any patents, copyrights or trademarks. In the event we determine that we have created an asset whose value can be protected, we will attempt to protect our proprietary assets by applying for patents, copyrights or trademarks. In addition, we will endeavor to rely on trade secret laws and non-disclosure and confidentiality agreements with our employees and consultants who have access to our proprietary technology.

Employees or Consultants

     As of February 29, 2000, we had fifteen employees or consultants. We anticipate that we will hire an additional fifteen employees during fiscal year ending February 28, 2001, including 5 content personnel, 5 technical personnel, 3 or 4 sales and marketing personnel and 1 or 2 administrative personnel. From time to time, we may retain additional consultants and consulting firms to provide us with special expertise in developing marketing, software and telecommunications technologies.

                             History of Our Company

     We were incorporated in the State of Nevada on August 25, 1995 as "Par Golf, Inc." with an authorized share capital of 25,000,000 shares of common stock with a par value of $0.001 per share.

     We were generally inactive until August 1997. In August 1997, we commenced the business of marketing advanced graphic technologies and services by offering print and screen services to the wholesale and retail sectors of the screen, print and publication industries. On August 21, 1997, we amended our Articles of Incorporation and changed our authorized share capital to 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share, and changed our name to "Kodiak Graphics Company". We did not generate sufficient revenues to make this business plan commercially viable and abandoned this business plan in the second quarter of 1999.

     On May 14, 1999, we acquired all of the issued and outstanding shares of SportsPrize Inc., a Nevada corporation, pursuant to a statutory share exchange. SportsPrize Inc. was in the process of designing, developing, building and operating an Internet site focused on the sports and entertainment sectors of the Internet market. In connection with the share exchange, we amended our Articles of Incorporation to change our name to "SportsPrize Entertainment Inc." on May 21, 1999.

     At the time of the share exchange, we were a non-operating shell with no revenues, expenses, assets or liabilities, and our book value was $1,440, which was written down to zero at the time of the share exchange. Prior to our acquisition of SportsPrize Inc., SportsPrize Inc. was engaged in the resource exploration business. SportsPrize Inc. had an option to purchase mineral property rights located in the Province of Alberta, Canada pursuant to an agreement with Jody Dahrouge and Halferdahl & Associates, Ltd. SportsPrize Inc. elected not to exercise the option, and the option expired unexercised on February 11, 1999. In February 1999, SportsPrize Inc. shifted its business strategy from resource exploration to developing an Internet business.

     As a result of the share exchange, all of the assets of SportsPrize Inc. became the assets of SportsPrize Entertainment Inc., and our historical and ongoing operations are deemed to be those of SportsPrize Inc. for accounting purposes. As such, we have presented our consolidated financial information for the fiscal year ended February 29, 2000, and we have included the audited financial statements of SportsPrize Inc. for the fiscal year ended February 28, 1999.

     In June 1999, we amended our Articles of Incorporation to change our authorized share capital to 105,000,000 shares consisting of 100,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share.

     Our common stock is currently quoted on the National Association of Securities Dealers' over-the-counter bulletin board and trades under the symbol "JOCK".

     SportsPrize Inc. is our sole subsidiary. We have not been subject to any bankruptcy, receivership or other similar proceedings.

                                  Risk Factors

     We have included information in this Annual Report that contains "forward looking statements." Our actual results may materially differ from those projected in the forward looking statements as a result of risks and uncertainties. Although we believe that the assumptions made and expectations reflected in the forward looking statements are reasonable, we cannot assure you that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this Annual Report carefully and consider the following risk factors.

Insufficiency of current round of financing; our ability to carry out our proposed business activities depends upon securing additional financing.

     We are dependent upon the proceeds of additional financing in order to implement our business plan. Unless we can obtain such financing, we will be unable to conduct our business or to otherwise carry out all of our proposed business activities. There is no assurance that we will be able to raise the funds sought in a timely manner, if at all.

Our ability to fund our plan of operation depends on the securing of additional capital in the amount of $8,000,000 or more through February 28, 2001.

     We are attempting to raise additional capital in the amount of $8,000,000 or more during our fiscal year ending February 28, 2001, and no assurance can be given that any additional financing would be available or, if available, that it would be available on terms acceptable to us. See "Note Regarding Forward Looking Statements" and "Plan of Operation." Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders. If adequate funds are not available, we will lack sufficient capital to pursue our business fully, which will have a material adverse effect upon our ability to meet our business projections.

We may be required to sell additional common stock or parties may exercise options and warrants that cause dilution of your shares.

     The number of shares of our outstanding common stock held by non-affiliates is large relative to the trading volume of our common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of our common stock.

     As of February 29, 2000, we had outstanding options to purchase an aggregate of 3,825,000 shares of our common stock.

     We also have reserved up to an additional 2,175,000 shares of common stock for issuance upon exercise of options which have not yet been granted under our stock option plan. Holders of the options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options. However, there can be no assurance that such options will be exercised. Further, while our options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

We have a limited operating history and a history of losses, which makes our ability to continue as a going concern questionable.

     We have incurred net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. As of February 29, 2000, we had an accumulated deficit of $6,739,827, including $3,703,280 in non-cash compensation expenses related to the issuance of stock and the grant of stock options to certain of our directors, employees and consultants.

     Due to a number of factors, we do not believe that our revenues will be sufficient to support our operations in fiscal 2001. Therefore, in the foreseeable future, we believe that such expenses will increase our net losses, and we cannot assure you that we will ever be profitable.

     As of February 29, 2000, we had approximately $485,000 in cash and cash equivalents, and as of May 31, 2000, we had approximately $85,000 in cash and cash equivalents. We are currently expending approximately $300,000 per month. While we anticipate raising additional capital through issuance of our common stock or debt, we cannot assure you that we will be able to obtain adequate financing or on terms favorable to us, to support our operations. Our ability to continue as a going concern will depend on our ability to obtain additional financing.

     Because we have only recently begun operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging. We cannot assure you that we will attract registered users, advertisers, consumers and network affiliates or achieve significant revenues or operating margins in future periods. We cannot guarantee we will ever achieve commercial success.

We do not intend to declare dividends, which may lower the market value of our shares.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

     Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB and the closing price of our shares on May 31, 2000 was $0.4375 per share. As such, our shares will be deemed a penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

We lack current advertising agreements and our success depends on securing relationships or agreements with a network of advertisers.

     We currently have no relationships or agreements with advertisers, and we believe that any relationships developed with advertisers will be terminable within a short period of time. Consequently, our advertising customers, if any, may move their advertising to competing Internet sites, or from the Internet to traditional media, quickly and at relatively low costs, thereby increasing our exposure to competing pressures and fluctuations in revenues and operating results. In selling Internet-based advertising, we probably will depend on advertising sales rep. firms, which will sell such advertising on our behalf.

Our ability to attract advertisers will depend on our ability to attract a significant user base.

     Our success will depend on our ability to convince advertisers and advertising agencies of the benefits of advertising on our SportsPrize Web site, and on our ability to retain, broaden and diversify our future base of advertising customers. In order to generate significant advertising revenues, we will depend on the development of a larger base of users possessing demographic characteristics attractive to advertisers. If we are unable to attract and retain paying advertisers or are forced to offer lower than anticipated advertising rates, our business, financial condition and operating results will be materially adversely affected and we may never achieve commercial success.

Our ability to secure and retain advertising revenues may depend on whether our users actually access our advertisers' Internet sites.

     Currently, we are seeking to negotiate advertising and sponsorship arrangements with third parties to provide a variety of ad placements and sponsorships on our Web site. In connection with these arrangements, we may receive advertising and/or sponsorship fees as well as a portion of transaction revenues received by sponsors in return for minimum levels of user impressions or "click throughs" from our Web site to their Web sites. To the extent implemented, these arrangements may expose us to potentially significant financial risks, including the risk that we fail to deliver required minimum levels of user impressions or click throughs, in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods, and that third party sponsors do not renew the agreements at the end of their terms. We anticipate that certain of these arrangements will require us to integrate sponsors' content with our services, which may require the dedication of resources and significant programming and design efforts to accomplish. We cannot guarantee that we will be able to attract sponsors or that we will be able to renew sponsorship arrangements, if any, when they expire.

Our  ability  to  contract  with  advertisers  may  be  materially   limited  by
exclusivity provisions of certain of our sponsors.

     We anticipate that we will grant exclusivity provisions to certain of our sponsors. Such exclusivity provisions may have the effect of preventing us, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter in our Web site or across our entire service. Our inability to enter into further sponsorships or advertising arrangements as a result of its exclusivity arrangements could have a material adverse effect on our business, financial condition and operating results.

Our success depends on the services of our Chief Executive Officer, our President, Chief Financial Officer and Treasurer, our Senior Vice President of Corporate Finance, our Senior Vice President and Controller, and our ability to attract and maintain qualified, experienced personnel.

     Our future success depends on the services of David Kenin, our Chief Executive Officer, Bruce Cameron, our President, Chief Financial Officer and Treasurer, Robert Hunziker, our Senior Vice President of Corporate Finance and Donald MacKay, our Senior Vice President and Controller. The loss of these key personnel could have an adverse effect on our operations, and we do not maintain insurance to cover losses that may result from the death of any of our key personnel. We also heavily rely upon consultants and advisors who are not employees. Our ability to attract, train and retain qualified, experienced personnel and management is uncertain. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Most of our officers and directors has been affiliated with us for less than one year. We cannot assure you we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly.

     Our success and our ability to provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of our third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and advertisers using our service. Our success also depends upon us and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service. We have engaged Frontier/Global Center to provide Internet servers and Internet connectivity for our Web site, and we are dependent on Frontier/Global Center's ability to deliver such services.

     Although we anticipate that we and our vendors will enhance and expand our respective transaction-processing systems and network infrastructure as they grow, we and our vendors may experience periodic systems interruptions and infrastructure failures, which we believe may cause customer dissatisfaction and may adversely affect our results of operations. Limitations of our technology infrastructure and our vendors' technology infrastructures may prevent us from maximizing our business opportunities.

Our ability to adapt our management systems and controls quickly may depend on the availability of certain employees or contractors.

     In addition, we expect that many of our software systems and our vendors' software systems may be custom-developed and that we and our vendors may rely on employees and certain third-party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, we and our vendors may experience difficulty in improving and maintaining these systems. Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures. Our failure and our vendors' failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in our respective transaction processing systems and network infrastructure could adversely affect our business and results of operations.

Our commercial viability depends on our ability to successfully develop our SportsPrize Tournament and to successfully attract and retain users with demographic characteristics valuable to advertisers.

     We believe our commercial viability depends in large part upon our ability to develop and provide the SportsPrize Tournament and our ability to successfully attract and retain users with demographic characteristics valuable to the various advertisers and advertising agencies. We cannot assure you that our products and services will be attractive enough to a sufficient number of Internet users to generate advertising revenues or that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to our SportsPrize Web site within the demographics desirable to potential advertisers and advertising agencies.

     Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive entertainment products and services, making it difficult for us to distinguish our product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted single sports event media that may have greater appeal than the sports categories that will be offered on our SportsPrize Web site. In addition, users of the Internet who do not use the most recent browser or operating software will have greater difficulty in accessing and navigating our SportsPrize Web site than users who use the most recent versions of such software. Such difficulty could cause Internet users to cease using our SportsPrize Web site. If we are unable to develop original and compelling Internet-based entertainment in a manner that allows us to attract, retain and expand a loyal user-base targeted by advertisers and advertising agencies, then we will be unable to generate sufficient advertising or subscription revenues, and our business, financial condition and operating results will be materially adversely affected.

We anticipate expanding into new business areas that require significant expenses and programming and that have no guaranteed market.

     The success of our business strategy will depend to a significant extent on our ability to successfully develop the SportsPrize Tournament and to expand our offerings into other revenue generating areas such as subscription-based products and services and other e-commerce opportunities. We cannot guarantee that we will be able to develop the SportsPrize Tournament into a successful game or that visitors or potential advertisers or sponsors will accept the concept of the SportsPrize Tournament. We cannot assure you that we will successfully expand into other areas, develop and launch any new entertainment concepts or enhance existing ones.

     Any expansion of product offerings or operations, or new games developed and launched by us that are not favorably received by Internet users could damage our reputation or the SportsPrize.com(TM) brand.

     Expansion into new business areas or the development and launching of new games also will require significant additional expenses and programming and other resources and will strain our management, financial and operational resources. Furthermore, any expansion of business areas and the developing and launching of new games, as well as the enhancement of our contemplated SportsPrize Tournament, will necessarily rely on untested business models. Our failure to develop and launch the SportsPrize Web in a cost effective and timely manner will have a material adverse effect on our business, financial condition and operating results.

     We cannot guarantee that our venture will ever achieve profitability, and a failure by us to recover the substantial investment required to launch and operate our Web site would have a material adverse effect on our business, financial condition and operating results.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively.

     The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at a relatively low cost within relatively short time periods. In addition, we compete for the time and attention of Internet users with thousands of non-profit Internet sites operated by, among other persons, individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and start-up ventures attracted to the Internet market. Accordingly, we expect competition to persist and intensify and the number of competitors to increase significantly in the future. Should we seek in the future to attempt to expand the scope of our Internet site and product offerings, we will compete with a greater number of Internet sites and other companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for us to anticipate which companies are likely to offer competitive products and services in the future. We cannot guarantee that our SportsPrize Web site will compete successfully. In addition, expansion into new business areas and new entertainment offerings may bring us into direct competition with new competitors.

Due to the emerging nature of Internet commerce, we are unable to forecast our expenses and revenues accurately, and should our expenses exceed our revenues, we may never become profitable.

     As a result of the emerging nature of the Internet, including Internet-based advertising, services and electronic commerce, we are unable to forecast our expenses and revenues accurately. We believe that due primarily to the relatively brief time the Internet has been available to the general public, there are several uncertainties related to the successful operation of any form of Internet business. Our current and future estimated expense levels are based largely on our estimates of future revenues and may increase considerably. Few, if any, of our operating expenses can be quickly or easily reduced, such as the laying off of personnel or reducing our commitment to our consultants and service providers, in a manner which would not cause a material adverse effect to our business, financial condition and operating results. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected expenditures; and a shortfall in actual revenues as compared to estimated revenues would have an immediate material adverse effect on our business, financial condition and operating results.

Our ability to generate revenues will depend upon advertisers' acceptance of the Internet as an advertising medium and upon the on the use of the Internet by consumers.

     Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. We believe that our success depends upon our ability to obtain significant revenues from our Internet operations, which will require the development and acceptance of the Internet as an advertising medium. We believe that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and neither advertisers nor advertising agencies have devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for us to generate advertising revenues, advertisers and advertising agencies must direct a portion of their budgets to the Internet as a whole, and specifically to our Web site. There can be no assurance that advertisers or advertising agencies will be persuaded, or able, to allocate or continue to allocate portions of their budgets to Internet-based advertising, or if so persuaded or able, that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio, or in any event decide to advertise on our Internet sites. Moreover, we cannot assure you that the Internet advertising market will develop as an attractive and sustainable medium that we will achieve market acceptance of our products or that we will be able to execute our business strategy successfully.

     Acceptance of the Internet among advertisers and advertising agencies will also depend on the level of use of the Internet by consumers, which is highly uncertain, and on the acceptance of the alternative new model of conducting business and exchanging information presented by the Internet. Advertisers and advertising agencies that have invested resources in traditional methods of advertising may be reluctant to modify their media buying behavior or their systems and infrastructure to use Internet based advertising. Furthermore, no standards to measure the effectiveness of Internet based advertising have yet gained widespread acceptance, and we cannot assure you that such standards will be adopted or adopted broadly enough to support widespread acceptance of Internet-based advertising. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, our business, financial condition and operating results will be materially adversely affected and we may cease to be a commercially viable enterprise.

Our business may be harmed if the recent growth in the use of the Internet is limited by inadequate infrastructure, technology or standards and protocols.

     Rapid growth in the use of and interest in the Internet is a recent phenomenon, and we cannot assure you that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support our business. Revenues from our Internet operations will depend largely on the widespread acceptance and use of the Internet as a source of information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for a number of reasons, including potentially inadequate development of the necessary infrastructure, lack of timely development of enabling technologies or lack of commercial support for Internet-based transactions and advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect use of the Internet generally and of our Internet sites in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, our business, financial condition and operating results would be materially adversely affected.

Our success may depend on successfully developing and defending intellectual property rights without which competitors may copy aspects of our products or services.

     We anticipate our success will depend significantly on our proprietary technology. We intend to rely primarily on a combination of patent, copyright, trademark and trade secret laws, license agreements, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights in our products and technology, all of which afford only limited protection. We have applied for intellectual property protection for our SportsPrize marketing system technology, and we have put in place agreements attempting to protect our intellectual property. There can be no assurance that our intellectual property protection applications will be granted or that we will be able to continue to successfully negotiate agreements protecting our intellectual property. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect the proprietary rights to the same extent as do the laws of the United States.

If we cannot protect our Internet domain name, our ability to conduct our operations may be impeded.

     We anticipate that the Internet domain name, "SportsPrize.com(TM)" will be an extremely important part of our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Our business may be harmed by claims that we have infringed intellectual property rights of others.

     Claims of infringement are becoming increasingly common as the software industry develops and legal protections are applied to software products. Litigation may be necessary to protect our proprietary technology, and third parties may assert infringement claims against us with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against us could cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements, which agreements may not be available on terms acceptable to us or at all.

Changing technology may render our equipment, software and programming obsolete or irrelevant.

     The market for Internet-based products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet-based products and services, particularly in response to competitive offerings. There can be no assurance that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Internet sites and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition and operating results. In addition, new Internet-based products, services or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could have a material adverse effect on our business, financial condition and operating results.

Our business may encounter periodic system disruptions that may harm our ability to attract and retain advertisers.

     The   satisfactory   performance,   reliability  and  availability  of  our
SportsPrize.com(TM) Web site and our computer network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. Our Internet-based advertising revenues will be directly related to the number of advertising impressions delivered by us. We have engaged Frontier/Global Center to provide an Internet solution to meet our systems requirements. System interruptions that result in the unavailability of our Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of our Internet sites to users and advertisers. We may experience periodic systems interruptions from time to time in the future.

     Our Internet operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We cannot assure you that interruptions in service will not materially adversely affect our operations in the future. While we will carry business interruption insurance to compensate us for losses that may occur, there can be no assurance that such insurance will be sufficient to provide for all losses or damages incurred by us.

If system constraints are exceeded, our operations may be subject to system disruptions that harm our business.

     Additionally, any substantial increase in traffic on our Internet site may require us to expand and adapt our computer network infrastructure. Our inability to add additional computer software, hardware and bandwidth to accommodate increased use of our Internet sites may cause unanticipated system disruptions and result in slower response times.

     We cannot assure you that we will be able to expand our computer network infrastructure on a timely basis to meet increased use. Any system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

     We depend on third parties for uninterrupted Internet access and may be harmed by the loss of any such service.

     We are dependent on Frontier/Global Center, an Internet service provider located in Sunnyvale, California, and on other third parties for uninterrupted Internet access. In addition, we are dependent on various third parties for substantially all of our information. Loss of such services from any one or more of such third parties may have a material adverse effect on our business, financial condition and operating results. We cannot guarantee whether, or on what terms, we would be able to obtain such services from other third parties in the event of the loss of any of such services.

Increased security risks of online commerce may deter future use of our services which may adversely affect our ability to generate revenues.

     We intend to institute security measures designed to protect our Internet site and other operations from unauthorized use and access. We have implemented a firewall with a redundant backup to prevent all but standard Web traffic, with the exception of a small opening for secure and encrypted terminal connections. We also have isolated our database on a server that is sitting on a private network. This means that someone would have to break into our firewall and external network before trying to get into our database. Our servers are housed in Frontier/Global Center's Sunnyvale Network Operations Center. Security measures employed at this location include biometric hand scanners, ramming ballards, laser sniffers and bullet proof glass. Such measures cannot guarantee complete security, however, and a party who is able to circumvent our or our vendors' security measures could misappropriate proprietary information or cause interruptions in our Internet operations.

     We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. To the extent that our activities or the activities of any third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot guarantee that contractual provisions attempting to limit our liability in such areas will be successful or enforceable, or that parties will accept such contractual provisions as part of our agreements.

     In addition, while we believe that both our and our vendors' data repositories, financial systems and other technology resources will be secure from security breaches or sabotage, we cannot guarantee that this will continue to be true as technology changes and becomes more sophisticated.

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our Internet site or limit our ability to generate revenues.

     As a publisher and a distributor of content over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute. In addition, we could be exposed to liability with respect to the content or unauthorized duplication of material indexed in our search services. Our liability insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition and operating results. There are currently few laws and regulations directly applicable to the Internet, but it is possible that new laws and regulations will be adopted covering issues such as, among other things, pricing, characteristics and quality of Internet products and services. As a provider of Internet-based products and services, we are subject to the provisions of existing and future federal and local legislation that could be applied to our operation. Such legislation could also dampen the growth of the Internet generally and decrease the acceptance of the Internet as an advertising medium, and could, thereby, have a material adverse effect on our business, financial condition and operating results.

Our SportsPrize Tournament may be subject to regulatory review under state and federal gaming laws that may limit our ability to generate revenues.

     There is substantial risk that our SportsPrize Tournament may be subject to regulatory review by state and federal regulatory authority as the size of our prizes grow. Although we will not charge visitors to the SportsPrize.com(TM) Web any registration fees, require any purchase to play the SportsPrize Tournament, charge any cost to deliver prizes or gifts or otherwise imply that a purchase is required to play the SportsPrize Tournament, there can be no assurance that the SportsPrize Tournament will not be subject to investigation or review by federal, state local regulatory authorities.

Our business may be subject to sales and other taxes, which may cause administrative difficulties and increase our cost of operations.

     One or more states may seek to impose additional sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government recently enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce until October 21, 2001. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system could harm our business and adversely affect our results of operations.

Item 2: Properties

     On September 27, 1999, we entered into a short-term lease agreement with eOfficeSuites, Inc. for office space located at 13101 Washington Boulevard, Suite 131, Culver City, California. The term of the lease was for two months from October 1, 1999 through November 30, 1999, and has continued on a month to month basis. Currently, the base rent is $9,000 per month, and we agreed to pay additional rent of $2,000 per month for other services including furniture rental, telephone instruments and voice mail, high speed Internet service and parking.

     We do not presently own or lease any other property or real estate.

Item 3:  Legal Proceedings

     As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the

Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Item 4:  Submission of Matters to a Vote of Security Holders

     No meetings of security holders were held during the fourth quarter of our fiscal year ended February 29, 2000.

                                     Part II

Item 5:  Market for Registrant's Common Equity And Related Stockholder Matters

                          Price Range of Common Shares

     Our common stock is approved for trading on the OTCBB under the symbol "JOCK". The following table sets forth, for the periods indicated, the range of the high and low bid quotations as reported by NASD. There were no trades of our securities on the OTCBB during the first quarter of 1999 prior to May 12, 1999.

     The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

OTCBB

--------------------------------------------------------------------------------
1999                             High            Low                  Volume
--------------------------------------------------------------------------------
First Fiscal Quarter               $9.1875        $5.7500             836,600
---------------------------------------------- --------------- -----------------
Second Fiscal Quarter              $5.9375        $2.8750           9,213,700
--------------------------------------------------------------------------------
Third Fiscal Quarter               $4.00          $1.6250           2,909,400
--------------------------------------------------------------------------------
Fourth Fiscal Quarter              $4.5625        $1.6250           6,976,860
--------------------------------------------------------------------------------

     On February 29, 2000, the last reported sale price of our common stock on the OTCBB was $2.4375 per share. On May 31, 2000, the last reported sale price of our common stock on the OTCBB was $0.4375 per share.

     As of February 29, 2000, we had approximately 1,500 registered shareholders of record (including nominees and brokers holding street accounts), who held approximately 1.5 million Common Shares.

     We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Item 6:  Selected Financial Data

                             Selected Financial Data

     The following table sets forth selected financial data regarding our consolidated operating results and financial position of our Company. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

                                                   Fiscal Year Ended          Fiscal Year Ended
                                                   February 29, 2000          February 28, 1999
                                                 ---------------------     ---------------------
                                                           $                          $
                                                 ---------------------     ---------------------
Net Sales                                                      -                          -
Gross Profit                                                   -                          -
Total Operating Expenses                               6,666,491                     66,766
Net Loss                                              (6,595,702)                  (144,125)
Net Loss per Share                                        ($0.38)                   ($0.04)


                                                         At                         At
                                                 February 29, 2000           February 28, 1999
                                                 ---------------------     ---------------------
Working Capital                                      193,148                     66,477
Total Assets                                       1,118,924                    103,202
Total Liabilities                                    376,941                      3,331
Shareholders' Equity                                 741,983                     99,871
Long-term Obligations                                 -                           -
Cash Dividends                                        -                           -


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this Annual Report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Annual Report.

                                    Overview

         In May 1999, we completed a statutory share exchange with SportsPrize Inc. pursuant to the laws of the State of Nevada. With our acquisition of SportsPrize Inc., we have implemented a new business strategy and plan, which is building a Web-based entertainment company dedicated to creating an interactive community on the Internet. Through our Web site, SportsPrize.com(TM), we intend to provide a multi-faceted online sports entertainment community. We believe one of the featured attractions will be the SportsPrize Tournament, a proprietary, interactive sports game we developed to generate interest in our Web site. We also intend to focus on retailing sports equipment, apparel, memorabilia and other products through our various stores on our Web site.

         At the time of the share exchange, we were a shell company with no revenues, expenses, assets or liabilities, and our book value was $1,440, which was written down to zero at the time of the share exchange. As a result of the share exchange, all of the assets of SportsPrize Inc. became our assets, and our historical and ongoing operations are deemed to be those of SportsPrize Inc. for accounting purposes. The assets of SportsPrize Inc. consisted of cash and investments of approximately $61,000, prepaid expenses and deposits of approximately $26,000 and other assets of approximately $16,000. As such, we have presented our consolidated financial information for the fiscal year ending February 29, 2000, and we have included the audited financial statements of SportsPrize Inc. for the fiscal year ended February 28, 1999.


Results of Operations

     Results of Operations - Year Ended February 29, 2000

     The fiscal year ended February 29, 2000, was the first year of operations for the Company's Internet business. As a development stage enterprise, the Company had no revenue during the year.

     During the fiscal year, the Company incurred a total net loss of $6,595,702. These losses are expected to continue in the foreseeable future. The most significant expenses contributing to the loss were cash compensation costs and consulting fees of $1,445,803, and non-cash compensation expense of $3,703,280 related to the issuance of stock and stock option grants to our directors, employees and consultants. The non-cash compensation expenses associated with the issuance of stock and stock options are non-recurring.

     The other material operating costs incurred by the Company during the year were professional fees of $351,653, research and development costs of $126,488 and prizes of $175,985. The professional fees were primarily attributable to the merger in May 1999, registration of the Company's Common Stock in accordance with the Securities Exchange Act of 1934, and the SEC reports that the Company filed during the year.

Liquidity and Capital Resources

     Since our Share Exchange with SportsPrize Inc., we have raised a total of $4,550,000 less finder's fees of $198,000. We completed our initial funding at the time of the Share Exchange by issuing 1,666,665 shares of our common stock at a price of $1.50 per share, providing us with $2,500,000, less a finder's fee of $70,000 paid to Sonora Capital. We also completed a private placement in July 1999 of 250,000 shares of our common stock at a price of $4.00 per share, providing us with $1,000,000. We paid Sonora a finder's fee of $28,000 in connection with this private placement.

     On May 30, 2000, we completed a private placement of 9% convertible debentures and warrants pursuant to a debenture purchase agreement dated May 30, 2000, for gross proceeds of $1,050,000. The finders fee associated with the transaction was $100,000. See "Description of Business -- Recent Developments -- Financing Transaction/Issuance of 9% Convertible Debentures/Warrants."

     As of February 29, 2000, we had working capital of $193,148. On May 31, 2000, we had working capital of approximately $350,000, after giving effect to our private placement of the debentures. Our current working capital requirements are approximately $300,000 per month. Assuming we raise $8,000,000 of planned financing, once we are fully staffed, our total monthly capital requirement will increase to approximately $660,000. Our working capital requirement related to financing fees and costs, content costs, and general and administrative expenses is anticipated to increase to approximately $330,000 per month. Our working capital requirement related to marketing expenses is expected to increase to approximately $250,000 per month, provided we are able to obtain sufficient financing to implement our marketing program. We also anticipate that we will invest approximately $80,000 per month for capital expenditures including Web site equipment and software, Web site design and development and office equipment. See "Summary of Planned Operating Budget."

     We are attempting to raise an additional $8,000,000 to fund our current Plan of Operation through February 28, 2001. See "Note Regarding Forward Looking Statements," and "Plan of Operation." We anticipate we will complete additional private placements of our common stock or debt during our second, third or fourth fiscal quarters to finance our operations. We cannot assure you that we will successfully complete the planned additional private placements on acceptable terms, if at all.

     If we cannot raise additional financing, we anticipate that we will reduce our projected expenditures related to marketing our SportsPrize.com(TM) Web site and concentrate our resources on developing the technologies related to our SportsPrize.com(TM) Web site and the SportsPrize Tournament, and building our revenue streams. We have the following material financial obligations to software and systems developers, content providers, Internet access providers, investor relations providers, and other vendors:

Vendor                                     Obligation
------------------------------------------ -------------------------------------
Quad-Linq                                  $15,000 per month
------------------------------------------ -------------------------------------
DBC Sports                                 $20,000 per month through June 2002
------------------------------------------ -------------------------------------
Frontier/Global Center                     $4,000 per month
------------------------------------------ -------------------------------------
Focus Partners                             $6,000 per month
------------------------------------------ -------------------------------------
Office Leases                              $12,000 per month
------------------------------------------ -------------------------------------
Big Ballot.com                             $3,000 per month
------------------------------------------ -------------------------------------

     In addition to these commitments, we have agreements with our employees and consultants, which require us to make monthly payments totaling approximately $100,000 per month. Our failure to meet these financial commitments and our future obligations may have a material adverse effect on our business and results of operations.

Recent Financings

     Our current business activities and operations have been funded to date through issuance of shares of our common stock and debentures in the following transactions:

Summary of Transactions

-----------------------------------------------------------------------------------------------------------
                                                                  Number of Shares   Total Consideration ($)
                                                                 ------------------   ---------------------
Equity
Private Placement at $1.50 per share                                 1,666,665              $2,500,000
Private Placement at $4.00 per share                                   250,000               1,000,000

Debentures
Private Placement 9% Convertible Debenture                                 N/A              $1,050,000
         Total                                                       1,916,665              $4,550,000
                                                                  =============           =============

New Accounting Pronouncements

     The recent and future accounting pronouncements do not and are not expected to have any significant effect on our financial position or operating results.

                                Plan of Operation

     Our plan of operation includes several important strategic initiatives and is based on estimates of our senior management. A summary of our plan of operation and planned operating budget for our business for the 12 months ending February 28, 2001 is set forth below.

Summary of Plan of Operation

     The following is a summary of our corporate plan of operation through February 28, 2001. For the period ending February 29, 2000, the primary focus of our operating plan was to develop and launch our Web site and build the necessary infrastructure to operate and market the site. We launched the public version of our Web site on December 29, 1999. During our fiscal year ending February 28, 2001, we plan to implement a major marketing program to build the SportsPrize brand as well as the Web site audience. We also will continue developing and enhancing the Web site during this period. During our fiscal year ending February 28, 2001, we intend to allocate up to 40% of our operating budget towards marketing and promotion to facilitate the aforementioned marketing program. Our other primary operating objectives will be to continue establishing strategic alliances with corporate advertisers, sponsors, e-commerce associates, and other potential content and marketing associates. We also intend to continue to build the SportsPrize community areas on the SportsPrize.com(TM) Web site by increasing sports information, news and chat room content, and sports celebrity-related content.

Our major strategic and business initiatives through February 28, 2001 are as follows:

1.   Raise sufficient capital to finance our business.
--------------------------------------------------------------------------------
2.   Appoint or Recruit Senior Management:

     i.   Vice President of Content.

     ii.  Vice President of Technology.

     iii. Vice President of Sales.

--------------------------------------------------------------------------------
3.       Continue Development and Refinement of the SportsPrize.com(TM)Web site:

     i.   Refine the Home Page and Graphical User Interface for the site.

     ii.  Expand the Stats/Info component of the Web site.

     iii. Develop a private label E-Shopping component of the Web site.

     iv.  Expand the Community component of the Web site, and

     v. Develop new content areas on the site such as trivia and other unique sports content.
--------------------------------------------------------------------------------
4.   Develop comprehensive Web site monitoring/statistical software.

5.   Corporate Development:
     i. Recruit Outside Directors to increase the Board of Directors to seven Directors, including four Outside Directors.

     ii. Expand the Sports Advisory Board to include representatives from each of the major sports offered on our Web site.
--------------------------------------------------------------------------------
6. Enter into strategic relationships and/or international ventures for our Web site.
--------------------------------------------------------------------------------
7.   Implementation of Sales, Marketing and Business Development Plans:
     i.   Refine the initial sales, marketing and business development plans.

     ii.  Commence sales process to begin generating revenue.

     iii. Commence the marketing and business development processes to build the membership base, build the brand, and broaden the content offering on the Web site

     iv.  Explore opportunities in foreign markets.
--------------------------------------------------------------------------------
8.       Locate and lease a new corporate office in the Los Angeles area.
--------------------------------------------------------------------------------
9.       Shareholder Relations and Investor Relations:
     i. Update the database of shareholders and maintain communication with them.
     ii. Refine the brochures for and distribute them to prospective investors to broaden our shareholder base and capital structure.


     During our fiscal year ending February 28, 2001, we intend to concentrate our efforts on marketing our Web site to users, sponsors and advertisers; soliciting feedback on our content and technology offerings from our users, sponsors and advertisers; selling advertising and sponsorships; increasing sales of products offered through our SportsPrize e-shopping venues; building additional strategic relationships; developing new content and technology offerings; obtaining endorsements from professional athletes, coaches and sports organizations; and enhancing and improving our Web site.

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

Summary of Planned Operating Budget

     Our planned operating budget for the fiscal year ending February 28, 2001, is estimated to be approximately $8,000,000. See "Note Regarding Forward Looking Statements." Our projected use of these funds is as follows:

 Operating Expenses:
          Financing Fees and Costs                           $   400,000
          Content Costs                                          500,000
          General and Administrative                           3,100,000
          Marketing                                            3,000,000
                                                             -----------
                   Total Operating Expenses                  $ 7,000,000
                                                             -----------
 Capital Expenditures:
          Web Site Equipment/Software                        $   150,000
          Web Site Design/Development                            500,000
          Office Equipment/Software                              150,000
          Other                                                  200,000
                                                             -----------
                   Total Capital Expenditures                $ 1,000,000
                                                             -----------
          Total Capital Required                             $ 8,000,000
                                                             ===========

     As of May 31, 2000, we had approximately $85,000 in cash and cash equivalents. Currently we are expending approximately $300,000 per month. We cannot assure you that our actual expenditures for during our fiscal year ending February 28, 2001 will not exceed our estimated operating budget. We based our projected costs on our results of operations, our current contractual commitments, our discussions and negotiations with potential third party service providers, public disclosure of our competitors of their historical costs for similar operations, our discussions with consultants, our planned business activities and our management's experience. See "Note Regarding Forward Looking Statements." Actual expenditures will depend on a number of factors, some of which are beyond our control, including, but not limited to, timing of changes to our SportsPrize Web site, our ability to generate revenue from advertising, sponsorships, e-commerce sales and our auction site; the availability of financing on acceptable terms; reliability of the assumptions of management in estimating costs and timing; certain economic and industry factors; the time expended by consultants and professionals and fees associated with developing strategic relationships related to our business plan; our ability to enter into strategic relationships with third parties; the success of our SportsPrize Tournament; and our ability to attract visitors to our SportsPrize Web site. You are cautioned not to place undue certainty in management's assessments and projections. If the actual expenditures for such costs exceed the estimated costs or if we are incapable of generating revenues from our operations, we will be required to raise additional financing or to defer certain expenditures.

     We are attempting to raise an additional $8,000,000 to fund our current plan of operation for fiscal year ending February 28, 2001. We intend to raise additional financing to fund our operating budget by issuing equity or debt through a combination of private and public financings. We cannot assure you that we will successfully raise additional financing on acceptable terms, if at all. If we cannot raise additional financing, we anticipate that we will reduce our projected expenditures related to marketing the SportsPrize.com(TM) Web site and concentrate our resources on developing the SportsPrize.com(TM) Web site and the SportsPrize Tournament, and building our revenue streams. The failure to meet certain expenditures may cause us to default on material obligations and such default may have a material adverse effect on our business and results of operations.

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

     None.

Item 8: Financial Statements and Supplementary Data

     Reference is made to the financial statements listed under the heading "(a) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10:  Directors and Officers of the Registrant

                             Directors and Officers

     All of our directors are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they resign or cease to be directors in accordance with our Articles and Bylaws. The date of our next annual general meeting has yet to be determined. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

     As of May 31, 2000, the following persons were our directors and/or officers:

                                                                             Director/Officer/
                     Name and present office held                             Employee since
====================================================================================================
David Kenin, Director, Chairman of the Board                                   April 17, 2000
Chief Executive Officer
----------------------------------------------------------------------------------------------------
Bruce Cameron, Director                                                        September 16, 1999
President, Chief Financial Officer and Treasurer
----------------------------------------------------------------------------------------------------
Robert Hunziker, Director                                                      August 16, 1999
Senior Vice President of Corporate Finance, Secretary
----------------------------------------------------------------------------------------------------
Jeffrey Paquin,                                                                May 14, 1999
Director
----------------------------------------------------------------------------------------------------
Alan Gerson,                                                                   July 8, 1999
Director and Vice Chairman of the Board(1)
----------------------------------------------------------------------------------------------------

                                                                             Director/Officer/
                     Name and present office held                             Employee since
====================================================================================================

----------------------------------------------------------------------------------------------------
Abe Carmel,                                                                    July 8, 1999
Director
----------------------------------------------------------------------------------------------------
Michael Weisman, Director                                                      January 17, 2000
----------------------------------------------------------------------------------------------------
Donald MacKay,                                                                 May 14, 1999
Senior Vice President and Controller
----------------------------------------------------------------------------------------------------

(1) Mr. Gerson served as our Chairman of the Board from November 1, 1999 to April 17, 2000, and on April 17, 2000, he was appointed Vice Chairman of the Board.

     The following is a brief biographical information on each of the officers, directors and significant employees listed:

     David Kenin, age 58, was appointed as our Chairman of the Board and Chief Executive Officer on April 17, 2000. Prior to joining us, Mr. Kenin has served as an independent consultant for technology, sports rights and production companies and international television through his consulting media firm, Kenin Partners. Mr. Kenin also serves as member of the Board of Directors of the World Wrestling Federation. From 1994 to 1996, Mr. Kenin was President of CBS Sports. Prior to joining CBS Sports, Mr. Kenin served as Executive Vice President of USA Networks, and was responsible for content and programming for both USA and the Sci-Fi Channel.

     Bruce Cameron, age 44, has served as our President, Chief Financial Officer and Treasurer, and a Director since September 16, 1999. Prior to joining us, Mr. Cameron was Executive Vice President and Chief Financial Officer of Hollywood Online Inc., a movie-oriented Web publishing company. Prior to joining Hollywood Online, Mr. Cameron served as Vice President and Manager at Imperial Bank and First Interstate Bank. Prior to his banking experience, Mr. Cameron held a senior management consulting position with Gorsey, Hanson & Company from 1986 to 1988. From 1978 to 1986, he worked in a variety of managerial roles at Price Waterhouse. Mr. Cameron has a Bachelor of Arts Degree in Economics from the University of California, Los Angeles and is a CPA.

     Robert Hunziker, age 55, has served as our Senior Vice President of Corporate Finance and a Director since August 16, 1999 and our Secretary since March 10, 2000. Prior to joining us, Mr. Hunziker was a Limited Partner and Associate Director of Bear Stearns & Company from 1984 to 1991 and a Vice President and a Principal of Oppenheimer from 1975 to 1984. Since 1992, Mr. Hunziker has been self-employed as a corporate advisor and financier. Mr. Hunziker also serves on the board of directors of Advanced Gaming Technology, Inc. and Chapleau Resources, Ltd. Mr. Hunziker has a M.A. degree in Economic History from DePaul University in Chicago.

     Jeffrey Paquin, age 37, has been a director since May 14, 1999 and was our President from May 14, 1999 to September 15, 1999. Mr. Paquin is a lawyer and is currently President of JD Paquin Personal Law Corporation. Mr. Paquin's corporate experience includes directorships in the following emerging public companies: Broadwater Development Inc., a natural resource exploration company listed on the Vancouver Stock Exchange, from 1996 to 1997; Solar

Pharmaceuticals Ltd., a manufacturer and supplier of medical devices and services formally listed on the Vancouver Stock Exchange, from 1995 to 1998; and Watson Bell Communications Inc., now Cosworth Ventures, listed on the Vancouver Stock Exchange, from 1993 to 1995. Mr. Paquin was the President and Director of SportsPrize Inc. from its inception to May 14, 1999.

     Alan Gerson, age 53, has been a director since July 8, 1999 and the Chairman of our Board from November 1, 1999 to April 17, 2000, when he was appointed Vice Chairman of the Board. Mr. Gerson's experience includes broadcast and cable television, e-commerce, live event marketing, and the Internet. Mr. Gerson is a principal and President of Interactive Marketing Inc. Mr. Gerson was a longtime senior executive at NBC, Inc. and from 1991 to 1994 was the Executive Vice-President of the Home Shopping Network. In 1994, he consulted for various media, Interactive Marketing Inc. and electronic commerce companies. In 1995, Mr. Gerson joined Ticketmaster Corp. as Senior Vice-President of Television and Business Development and oversaw Ticketmaster's Direct Marketing Division and the launch of the Ticketmaster Online store. In 1996, Mr. Gerson held an executive consulting position with Softbank Interactive Marketing. Prior to establishing Interactive Marketing Inc., Mr. Gerson served as President and Chief Executive Officer of WorldSite Networks, Inc. under an executive consulting arrangement.

     Abe Carmel, age 67, has been a director since July 8, 1999. Since 1986, Mr. Carmel has lead Carmel Associates LLC, an international investment banking firm which specializes in the financing and marketing of high technology, Internet and telecommunications companies.

     Michael Weisman, age 50, has served as a director of the Company since January 17, 2000. Mr. Weisman is a sports production and broadcasting professional specializing in creating original sports and entertainment programming. Mr. Weisman is currently the producer of Major League Baseball for Fox Television, NFL Football and NCAA Basketball for CBS and NBA Basketball for the Turner Network. Mr. Weisman has won 17 Emmy awards and numerous other honors for his roles in television production. Mr. Weisman served as President of National Mobile Television from 1994 to 1998, President of Davis Sports Entertainment from 1992 to 1994; Executive Producer of CBS Entertainment from 1990 to 1992; and Executive Producer for NBC's Sports Division from 1983 through 1990.

     Donald MacKay, age 47, was our Chief Financial Officer from May 14, 1999 to September 15, 1999 and our Treasurer from June 30, 1999 to September 15, 1999. Mr. MacKay has been a Certified Management Accountant since 1991. On September 16, 1999, he was appointed Senior Vice President and Controller. Mr. MacKay was the Chief Financial Officer of Advanced Gaming Technology, Inc. from 1995 to 1998; the manager of business analysis of TCG International Inc. from 1994 to 1995; and a senior financial accountant of GLENTEL Inc. from 1989 to 1993.

     Members of the Board of Directors are elected by our shareholders. Our Board of Directors meets periodically to review significant developments affecting our company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. Our audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Registrant's independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters.

     None of our directors or executive officers is a party to any arrangement or understanding with any other person pursuant to which said he was elected as a director or officer.

     None of our directors or executive officers has any family relationship with any other officer or director.

     None of our officers or directors have been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act; (3) subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

Section 16 (a) Beneficial Ownership Reporting Compliance

     The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in SportsPrize's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before June 28, 2000 is incorporated herein by reference.

Item 11:  Executive Compensation

     The information set forth under the captions "Executive Compensation and Other Information" and "Compensation of Directors" in SportsPrize's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before June 28, 2000 is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in
SportsPrize's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before June 28, 2000 is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in SportsPrize's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before June 28, 2000 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following financial statements of the Registrant and the Report of Independent Certified Public Accountants thereon are included herewith in response to Item 8 above.

(a)  Consolidated Financial Statements

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statement of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to the Consolidated Financial Statements

(b)  Exhibits:

     The following Exhibits are filed as part of this report:


Exhibit
Number         Description
------         -----------

 2.1(1)        Articles of Share Exchange

 3.1(1)        Articles of Incorporation of Par Golf, Inc.  effective August 25,
               1995

 3.2(1)        Articles of Amendment to Par Golf, Inc. effective August 21, 1997

 3.3(1)        Articles of Amendment to Kodiak  Graphics  Company  effective May
               21, 1999

 3.4(1) Articles of Amendment to SportsPrize Entertainment Inc. effective June, 1999

 3.5(1)        Bylaws of Par Golf Inc.

Exhibit
Number         Description
------         -----------


10.1(1)        Form of Stock Option Plan

10.2(1)        Form of Stock Option Agreement

10.3(1) Agreement and Plan of Share Exchange by and between Kodiak Graphics Company and SportsPrize Entertainment Inc. dated May 7, 1999

10.4(1) Escrow Agreement by and between Kodiak Graphics Company of the first part, Randy Daggitt, Jeff Paquin, James Brown, Michael Slater, Anthony Vecchio and Gang Consulting Inc. of the second part and Clark, Wilson of the third part, dated May 7, 1999

10.5(1) Service Agreement by and between SportsPrize Inc. (formerly SportsPrize Entertainment Inc.) and Jeffrey D. Paquin, dated March 1, 1999

10.6(1) Service Agreement by and between SportsPrize Inc. (formerly SportsPrize Entertainment Inc.) and John Thompson, dated March 1, 1999

10.7(1) Service Agreement by and between SportsPrize Inc. (formerly SportsPrize Entertainment Inc.) and Donald MacKay, dated March 1, 1999

10.8(1)        Service Agreement by and between  SportsPrize  Entertainment Inc.
               and Olson Cove Consulting, dated March 1, 1999

10.9(1) Contract by and between SportsPrize Inc. and Quad-Linq Software Inc., dated February 18, 1999 and Addendum thereto dated May 12, 1999

10.10(1) Acquisition Agreement by and between SportsPrize Inc. and Justin Tighm Innovative Games Inc., dated March 1, 1999 and Addendum thereto dated May 21, 1999

10.11(1)       Marketing   Consulting   Agreement  by  and  between  Interactive
               Marketing Inc. and SportsPrize Entertainment Inc., dated May 6, 1999

10.12(1) Agreement by and between Kaleidoscope Sports & Entertainment, LLC and SportsPrize Entertainment Inc., dated May 1, 1999

Exhibit
Number         Description
------         -----------

10.13(1) Assignment and Assumption Agreement by and between Kaleidoscope Sports & Entertainment, LLC and SportsPrize Entertainment Inc. effective as of May 14, 1999

10.14(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Lamplighter Investments Ltd., dated May 6, 1999

10.15(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Strathburn Investments Inc., dated May 6, 1999

10.16(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Lamplighter Investments Ltd., dated July 15, 1999

10.17(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Strathburn Investments Inc., dated July 15, 1999

10.18(1) Data and Service Agreement by and between Las Vegas Sports Consultants, Inc. (dba DBC Sports) and SportsPrize Entertainment Inc., dated May 26, 1999

10.19(1) Agreement and Contract for Services by and between SportsPrize Entertainment Inc. and Michael Wiedder, dated June 17, 1999

10.20(1) Agreement and Contract for Services by and between SportsPrize Entertainment Inc. and Ronald Sheridan, dated July 1, 1999

10.21(1) Letter Agreement by and between Intershop Communications, Inc. and SportsPrize Entertainment Inc., dated June 29, 1999

10.22(1) Master Service Agreement by and between Frontier Global Center and SportsPrize Entertainment Inc., dated July 22, 1999

10.23(1) Letter Agreement by and between Kodiak Graphics Company and Sonora Capital Corp., dated May 7, 1999

10.24(1)       Investor   Relations   Agreement   by  and  between   SportsPrize
               Entertainment Inc. and Sonora Capital Corp., dated May 21, 1999

Exhibit
Number         Description
------         -----------

10.25(1) Letter Agreement by and between SportsPrize Entertainment Inc. and FOCUS Partners LLC, dated July 27, 1999

10.26(1) Internet Distribution and Marketing Agreement by and between SportsPrize Entertainment Inc. and Dreams Products, Inc., dated August 6, 1999

10.27(1)       Executive   Employment   Agreement  by  and  between  SportsPrize
               Entertainment Inc. and Bruce R. Cameron, dated September 16, 1999

10.28(1)       Executive   Employment   Agreement  by  and  between  SportsPrize
               Entertainment Inc. and Robert Hunziker, dated August 15, 1999

10.29(1) Addendum to Agreement and Contract for Services by and between SportsPrize Entertainment Inc. and Michael Wiedder, dated August 30, 1999

10.30(1) Proposal Agreement by and between SportsPrize Entertainment Inc. and ShopSports.com, dated September 17, 1999

10.31(1) Lease Agreement by and between eOfficeSuites Inc. and SportsPrize Entertainment Inc., dated September 27, 1999

10.32(1)       Amendment to Assignment and  Assumption  Agreement by and between
               Kaleidoscope  Sports  and  Entertainment,   LLC  and  SportsPrize
               Entertainment Inc., dated September 10, 1999

10.33(1) Agreement by and between Tridian Design and Development and SportsPrize Entertainment Inc., dated August 2, 1999

10.34(1)       Form of Confidentiality Agreement

10.35 Service Agreement by and between Big Game James, Inc. and SportsPrize Entertainment Inc., dated March, 1, 2000

10.36          Share   Contribution   Agreement   by  and  between   SportsPrize
               Entertainment  Inc., and Pooling  Shareholders,  dated April,  7,
               2000

Exhibit
Number         Description
------         -----------

10.37 Debenture Purchase Agreement dated May 30, 2000 among Cutter Services, Corp., Strathburn Investments Inc. and SportsPrize Entertainment Inc.

10.38          Form of 9% Convertible Debenture

10.39          Form of Warrant to Purchase Shares of Common Stock

10.40          Form of Lock Up Agreement effective June 2, 2000.

10.41 Executive Employment Agreement dated April 10, 2000 between Sportsprize Entertainment, Inc. and David Kenin

21.1(1)        List of Subsidiaries of the Registrant

27.1           Financial Data Schedule

---------------------
(1)  Previously filed on December 7, 1999.

                                   SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2000


                                        SPORTSPRIZE ENTERTAINMENT INC.


                                        /s/ Bruce R. Cameron
                                        ----------------------------------------
                                        Bruce R. Cameron
                                        President and Chief Financial Officer

                         SPORTSPRIZE ENTERTAINMENT INC.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

                        CONSOLIDATED FINANCIAL STATEMENTS

                     February 29, 2000 and February 28, 1999

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         3

Consolidated Balance Sheets                                                4

Consolidated Statements of Operations                                      5

Consolidated Statement of Stockholders' Equity                             6

Consolidated Statements of Cash Flows                                      7

Notes to Consolidated Financial Statements                                 8

Accountants and                                            GRANT THORNTON [LOGO]
Management Consultants
Grant Thornton LLP
The US Member Firm of
Grant Thornton International



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
SportsPrize Entertainment Inc.


We have audited the consolidated balance sheet of SportsPrize Entertainment Inc. as of February 29, 2000 and the related consolidated statements of operations, cash flows and stockholders equity for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsPrize Entertainment Inc. as of February 29, 2000, and the consolidated results of its operations and its consolidated cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has no established source of revenue and is dependent on its ability to raise substantial amounts of capital. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
Irvine, California
March 17, 2000, except for Note 11
         as to which the date is April 7, 2000

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS

                                      as of

                                                                                  February 29,            February 28,
                                                                                      2000                    1999
                                                                                -----------------      -----------------
                                         ASSETS
Current Assets
          Cash and cash equivalents                                              $       484,906          $     34,345
          Portfolio investments (Note 3)                                                  10,339                26,350
          Prepaid expenses and other current                                              74,844                 9,113
                                                                                -----------------      -----------------
                                                                                         570,089                69,808
                                                                                -----------------      -----------------
Capital Assets
          Software development costs                                                     393,997                     -
          Internet equipment                                                             128,358                     -
          Office computers and equipment                                                  53,994                 3,649
          Less: accumulated depreciation and amortization                                (36,741)                 (730)
                                                                                -----------------      -----------------
                                                                                         540,308                 2,919
                                                                                -----------------      -----------------
Other
          Organization costs, net                                                              -                13,475
          Deposits                                                                         8,527                17,000
                                                                                -----------------      -----------------
                                                                                           8,527                30,475
                                                                                -----------------      -----------------
          Total assets                                                           $     1,118,924          $    103,202
                                                                                =================      =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                                       $        96,857          $      2,847
          Accrued liabilities                                                            280,084                   484
                                                                                -----------------      -----------------
                                                                                         376,941                 3,331
                                                                                -----------------      -----------------
Commitments and Contingencies (Note 8)                                                         -                     -

Stockholders' Equity (Note 5)
          Preferred stock - $0.001 par value
             authorized 5,000,000 shares
             none issued and outstanding                                                       -                     -
          Common stock - $0.001 par value authorized
             100,000,0000 shares; 19,480,374 and 7,622,110
              issued and outstanding, respectively                                        19,480                 7,622
          Additional paid-in capital                                                   8,053,227               236,374
          Deferred compensation                                                         (590,897)                    -
          Deficit accumulated during the development stage                            (6,739,827)             (144,125)
                                                                                -----------------      -----------------
                      Total stockholders' equity                                         741,983                99,871
                                                                                -----------------      -----------------
                                                                                 $     1,118,924          $    103,202
                                                                                =================      =================


                 The accompanying notes are an integral part of
                          these financial statements.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              for the periods from


                                                                  Cumulative                                        Inception
                                                                from inception           March 1, 1999            March 6, 1998
                                                               to February 29,          to February 29,          to February 28,
                                                                     2000                     2000                   1999
                                                              -------------------     ------------------       -------------------
Operating expenses
         General and administrative                                $ 6,568,079             $  6,504,743            $   63,336
         Research and development                                      126,488                  126,488                     -
         Depreciation and amortization                                  38,690                   35,260                 3,430
                                                              -------------------     ------------------       -------------------

Loss from operations                                                (6,733,257)              (6,666,491)              (66,766)
                                                              -------------------     ------------------       -------------------
Other income (expense)
         Interest income (expense)                                      60,255                   60,618                  (363)
         (Loss) gain on sale of investments                            (60,362)                  11,093               (71,455)
         Other                                                          (6,463)                    (922)               (5,541)
                                                              -------------------     ------------------       -------------------
                                                                        (6,570)                  70,789               (77,359)
                                                              -------------------     ------------------       -------------------

Net loss for the period                                            $(6,739,827)            $ (6,595,702)           $  (144,125)
                                                              ===================     ==================       ===================
Basic and diluted loss per share                                                           $      (0.38)           $     (0.04)
                                                                                      ==================       ===================
Weighted average shares outstanding                                                          17,389,814             3,515,244
                                                                                      ==================       ===================




                 The accompanying notes are an integral part of
                          these financial statements.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       for the period from inception (March 6, 1998) to February 29, 2000



                                                                                      Common Stock                Additional
                                                                            ---------------------------------      Paid-in
                                                          Date                   Shares           Amount           Capital
                                                  ----------------------    ------------------ -------------- -------------------
Balance at inception - March 6, 1998                                                    -        $     -           $      -

Issuance of common stock
   for cash (net of share issuance                     March 1998-
   costs of $26,187)                                  February 1999             7,622,110          7,622            236,374

Net loss for the period                                                                 -              -                  -
                                                                            ------------------ -------------- -------------------

Balance - February 28, 1999                                                     7,622,110          7,622            236,374

Issuance of common stock for cash                  March - April 1999             913,134            913            131,624

Issuance of common stock
   as compensation for services                       March 1, 1999             1,464,465          1,465            211,035
                                                                            ------------------ -------------- -------------------
Subtotal - balance reflecting
   common stock issued in
   reverse merger (Note 5)                                                      9,999,709         10,000            579,033

Common stock held by Kodiak at date of merger         May 14, 1999              7,564,000          7,564             (7,564)

Options granted to IMI as compensation
   for services (Note 6)                               May 6, 1999                      -              -            596,000

Issuance of common
   stock for cash (net of share
   issuance costs of $70,000)                         May 14, 1999              1,666,665          1,666          2,428,332

Issuance of common
   stock for cash (net of share
   issuance costs of $28,000)                         July 27, 1999               250,000            250            971,750

Compensation expense                                  March 1999 -
   for stock options                                  February 2000                     -              -          2,962,676

Options granted to IMI as compensation
   for services (Note 6)                              November 1999                     -              -            523,000


Net loss for the year                                                                   -              -                  -
                                                                            ------------------ -------------- -------------------
Balance - February 29, 2000                                                    19,480,374        $19,480         $8,053,227
                                                                            ================== ============== ===================



                                                   Deferred
                                                 Compensation           Deficit               Total
                                                ----------------- --------------------- ------------------
Balance at inception - March 6, 1998              $        -           $         -                  -

Issuance of common stock
   for cash (net of share issuance
   costs of $26,187)                                       -                     -            243,996

Net loss for the period                                    -              (144,125)          (144,125)
                                                ----------------- --------------------- ------------------

Balance - February 28, 1999                                -              (144,125)            99,871

Issuance of common stock for cash                          -                     -            132,537

Issuance of common stock
   as compensation for services                            -                     -            212,500
                                                ----------------- --------------------- ------------------
Subtotal - balance reflecting
   common stock issued in
   reverse merger (Note 5)                                 -              (144,125)           444,908

Common stock held by Kodiak at date of merger              -                     -                  -

Options granted to IMI as compensation
   for services (Note 6)                                   -                     -            596,000

Issuance of common
   stock for cash (net of share
   issuance costs of $70,000)                              -                     -          2,429,998

Issuance of common
   stock for cash (net of share
   issuance costs of $28,000)                              -                     -            972,000

Compensation expense
   for stock options                                (590,897)                    -          2,371,779

Options granted to IMI as compensation
   for services (Note 6)                                   -                     -            523,000


Net loss for the year                                      -            (6,595,702)        (6,595,702)
                                                ----------------- --------------------- ------------------
Balance - February 29, 2000                        $(590,897)          $(6,739,827)          $741,983
                                                ================= ===================== ==================



                 The accompanying notes are an integral part of
                          these financial statements.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              for the periods from

                                                                     Cumulative                                        Inception
                                                                 from inception to        March 1, 1999 to         March 6, 1998 to
                                                                  February 29, 2000       February 29, 2000        February 28, 1999
                                                                --------------------     -------------------      ------------------
Cash flows from operating activities:
       Net loss                                                     $ (6,739,827)           $ (6,595,702)              $ (144,125)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                                   38,690                  35,260                    3,430
          Loss (gain) on sale of investments                              60,362                 (11,093)                  71,455
          Issuance of common stock for compensation                      212,500                 212,500                        -
          Compensation expense for stock options                       3,490,780               3,490,780                        -
          Other                                                           (9,875)                    922                  (10,797)
       Change in operating assets and liabilities:
          Prepaid expenses                                               (74,884)                (65,771)                  (9,113)
          Deposits                                                        (8,527)                  8,473                  (17,000)
          Organization costs                                                   -                  13,475                  (13,475)
          Accounts payable                                                96,857                  94,010                    2,847
          Accrued liabilities                                            280,084                 279,600                      484
                                                                --------------------     -------------------      ------------------
                                                                      (2,653,840)             (2,537,546)                (116,294)
                                                                --------------------     -------------------      ------------------

Cash flows from investing activities:
       Proceeds from sale of portfolio investments                       231,195                  73,401                  157,794
       Purchases of portfolio investments                               (290,207)                (47,129)                (243,078)
       Software development costs                                       (393,997)               (393,997)                       -
       Purchases of equipment                                           (182,352)               (178,703)                  (3,649)
                                                                --------------------     -------------------      ------------------
                                                                        (635,361)               (546,428)                 (88,933)
                                                                --------------------     -------------------      ------------------

Cash flows from financing activities:
       Proceeds from issuance of common stock                          3,774,107               3,534,535                  239,572
                                                                --------------------     -------------------      ------------------
Net increase in cash and cash equivalents                                484,906                 450,561                   34,345
Cash and cash equivalents at beginning of period                          -                       34,345                        -
                                                                --------------------     -------------------      ------------------
Cash and cash equivalents at end of period                             $ 484,906               $ 484,906                 $ 34,345
                                                                ====================     ===================      ==================

                 The accompanying notes are an integral part of
                          these financial statements.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 29, 2000 and February 28, 1999



1.   Operations and Going Concern

     The company was incorporated in the State of Nevada on August 25, 1995 as "Par Golf, Inc." with an authorized share capital of 25,000,000 shares of common stock with a par value of $0.001 per share.

     The company was inactive until August 1997, when it commenced the business of advanced graphic technologies and services marketing to the wholesale and retail sectors of the screen, print and publication industries. On August 21, 1997, the company amended its Articles of Incorporation and changed its authorized share capital to 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. On this date, the company also changed its name to "Kodiak Graphics Company" (Kodiak). This business plan was abandoned in the second quarter of 1999.

     On May 14, 1999, pursuant to a statutory share exchange, the company acquired all of the issued and outstanding shares of SportsPrize Inc., a Nevada corporation (Note 5). SportsPrize Inc. was in the process of designing, developing, building and operating an Internet site focused on the sports and entertainment sectors of the Internet market. In connection with the share exchange, the company's Articles of Incorporation were amended on May 21, 1999 to change its name from Kodiak Graphics Company to "SportsPrize Entertainment Inc." (the "Company"). In June 1999, the Company further amended its Articles of Incorporation to increase the number of authorized common shares to 100,000,000 shares.

     At the time of the share exchange, Kodiak was a non-operating shell with no revenues, expenses, assets or liabilities. Prior to the acquisition, SportsPrize Inc. was engaged in the mineral exploration business and had an option to purchase mineral property rights located in the Province of Alberta, Canada. SportsPrize Inc. elected not to exercise the option, and the option expired unexercised on February 11, 1999. In February 1999, SportsPrize Inc. shifted its business strategy from resource exploration to developing an Internet business.

     The Company commenced its Internet operations on May 14, 1999 through its newly acquired subsidiary. However, it has not yet earned any revenue therefrom, and the technologies and businesses that it intends to develop will require cash significantly in excess of its current resources. The ability of the company to develop these technologies into a profitable Internet business is dependent on management's ability to obtain adequate additional capital and develop a commercially successful product. Management plans to raise approximately $1 million through a private placement in June 2000 and will continue to pursue the additional financing necessary to fund its operations.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



2.   Significant Accounting Policies

     Consolidation

     These financial statements include the accounts of the Company and its wholly owned subsidiary, SportsPrize Inc. (a Nevada Corporation). All significant intercompany transactions and balances have been eliminated. Some balances from the prior year have been reclassified to conform to the current year's presentation.

     Software Development Costs

     The Company has adopted AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company has expensed all software development costs incurred while the internal use software was in the preliminary project stage. All testing and design costs incurred up to December 29, 1999 were capitalized and are included in capital assets as capitalized software development costs. After the Internet site became operational on December 29, 1999, the Company's policy has been to expense all ongoing software upgrades and maintenance costs.

     The   capitalized   software   development   costs  are  depreciated  on  a
     straight-line basis over three years.

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Capital Assets

     Capital  assets  are  recorded  at  cost  less  accumulated   depreciation.
     Depreciation is provided for all capital assets using the straight-line method over three years.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999


2.   Significant Accounting Policies - Continued

     Accounting for Stock Options

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company has included the additional disclosures about stock-based employee compensation plans required by SFAS No. 123 in these consolidated financial statements.

     Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

     Financial Instruments

     The company has financial instruments that include cash, receivables, and payables. The carrying value of these financial instruments approximates their fair value.

     Statement of Cash Flows

     For the purpose of the statement of cash flows, the Company considers cash on hand and balances with banks and highly liquid temporary money market instruments with original maturities of three months or less as cash or cash equivalents.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999


2.   Significant Accounting Policies - Continued

     Deferred Income Taxes

     Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying the presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

3.   Portfolio Investments

     All marketable securities were reclassified from the category "Available for Sale" at February 28, 1999 to "Trading Securities". There were no unrealized gains or losses recorded as of the reclassification date. Therefore, there was no accounting impact on the Statement of Operations for the reclassification. Future unrealized gains and losses will be reported in the Statement of Operations. Realized gains and losses are recorded by using the specific identification method.

4.   Re-capitalization

     Kodiak Graphics Company, a Nevada corporation ("Kodiak Graphics"), entered into a merger agreement to acquire all the outstanding common stock of SportsPrize Inc., a Nevada corporation, in a transaction described for legal purposes as a reverse merger. The merger became effective on May 14, 1999. The surviving entity, Kodiak Graphics, changed its name to SportsPrize Entertainment Inc.

     For reporting purposes, the historical information disclosed in the accompanying consolidated financial statements is that of SportsPrize Inc., the accounting acquirer. However, the capital structure is that of the legal acquirer, Kodiak Graphics. All shares listed in the Statement of Stockholders' Equity prior to the reverse merger represent those of SportsPrize Inc., and have been converted at the conversion rate described below.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



4.   Re-capitalization - Continued

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

5.   Stockholders' Equity

     Common Stock

     The Company's Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, of which 19,480,374 and 7,622,110 shares were outstanding as of February 29, 2000 and February 28, 1999, respectively. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, have no cumulative voting rights, and are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase the Company's Common Stock. All of the outstanding shares of common stock are fully paid and non-assessable.

     On March 1, 1999, the Company executed agreements to issue 650,000 shares of common stock to employees and 200,000 shares of common stock to an outside consultant for services. The total compensation expense recorded for these transactions was $212,500. The value per share was based on equivalent shares issued in conjunction with a private placement financing occurring in the same period. The shares were subsequently converted into 1,464,465 shares of common stock based on the exchange rate of 1.7229 in connection with the aforementioned reverse merger (Note 4).

     As a result of the acquisition of SportsPrize Inc. and of the private placements on May 14, 1999 and July 27, 1999, the Company issued 11,916,374 restricted shares as defined under the Securities Act of 1933. These shares may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



6.   Stock Options and Warrants

     The Company established a stock option plan effective June 21, 1999, and amended it October 6, 1999. The plan originally allowed issuance of up to 3,000,000 shares of common stock as incentive stock options to current and future key employees and consultants. The amended plan increased the options issuable to 6,000,000. The Board of Directors or a committee of two or more outside directors on the Board administers the Plan. The Board of Directors has the authority to determine the terms and restrictions on all options, as well as to construe and interpret any provision of the Plan.

     The options can be granted for periods up to ten years, or five years for Incentive Stock Options granted to optionees possessing more than 10% of the total combined voting power of all classes of stock. Unless extended by the Plan administrators, the right to exercise an option terminates 90 days after the termination of an optionee's relationship with the Company. If the optionee dies or becomes disabled, the option will remain exercisable for one year.

     The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                           For the year ended
                                                            February 29, 2000
                                                         ----------------------

                Actual net loss                             $   6,595,702
                Pro forma net loss                          $   6,932,687

                Actual net loss per share                   $        (.38)
                Pro forma net loss per share                $        (.40)



     The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended February 29, 2000, assuming a risk-free interest rate ranging from 5.27% to 6.36%, volatility of 30% to 105%, zero dividend yield, and an expected life of 2 to 4 years.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



6.   Stock Options and Warrants - Continued

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     A summary of the status of the company's options as of February 29, 2000 and changes during the period from March 6, 1998 (inception) to February 29, 2000 is presented below.

                                                                                  Weighted
                                                         Exercise Price            Average
                                                            Per Share           Exercise Price             Shares
                                                       --------------------  ----------------------  ------------------
        Granted
                    Below FMV                               $.01-2.53                $.74                2,688,000
                    At FMV                                  $.25-2.00                $.76                1,137,000
                                                                                                     ------------------
        Options outstanding at February 29, 2000                                     $.75                3,825,000
                                                                                                     ==================
        Options exercisable at February 29, 2000                                     $.50                3,016,000
                                                                                                     ==================
        Weighted-average fair value of
           options granted during the year                                           $1.33               3,825,000
                                                                                                     ==================


                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



6.   Stock Options and Warrants - Continued

     The following table summarizes information concerning options outstanding at February 29, 2000:

                                                   Total Outstanding                                Exercisable
                               ---------------------------------------------------------- --------------------------------
                                                     Weighted             Weighted                            Weighted
               Range of                               Average              Average                             Average
               Exercise             Number           Remaining            Exercise             Number         Exercise
                Prices            of Shares            Life                 Price             Of Shares         Price
        --------------------------------------------------------------------------------- --------------------------------
              $.01 - .25            2,180,000          2.00                 $  .18              2,169,000      $  .18
              $.50 - .75              525,000          2.00                 $  .56                482,000      $  .56
              $1.00-2.53            1,120,000          2.00                  $1.95                365,000       $2.33
                               -----------------                                          ------------------
                                    3,825,000                                                   3,016,000
                               =================                                          ==================


     For the year ended February 29, 2000, compensation expense recognized for stock based employee compensation related to the grant of options was $1,397,850.

     The Company granted options to purchase 1,113,000 shares of the Company's common stock to non-employees during the year ended February 29, 2000 and recognized expense related to these options of $973,930. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

     On May 6, 1999, the Company executed a strategic marketing and consulting agreement with Interactive Marketing Inc. ("IMI"). IMI agreed to provide overall strategic and tactical marketing as well as operational strategy. In exchange for services, IMI received fully vested, non-cancelable options to purchase 400,000 shares of SportsPrize Entertainment Inc. unregistered common stock. IMI can exercise these options upon demand for a period of up to one year. The Company recorded $596,000 of compensation expense during the year ended February 29, 2000 based on the fair value of the options, because the services were performed in the current period.

     In November 1999, IMI received additional fully vested, non-cancellable options to purchase an additional 200,000 shares of SportsPrize Entertainment Inc. unregistered common stock. IMI can exercise these options upon demand for a period of up to one year. The Company recorded $523,000 of compensation expense, based on the fair value of the options, in connection with the continuation of the IMI agreement.

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



7.   Loss Per Share

     The Company follows Statement of Financial Accounting Standard No. 128, to calculate Earnings Per Share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. The following table sets forth the computation of basic and diluted earnings per share. Options to purchase 3,825,000 shares of common stock ranging from $0.01 - $2.53 a share were outstanding at February 29, 2000. Such options were not included in the computation of diluted earnings per share because they were antidilutive.

                                                                                               From Inception
                                                                   Year Ended                   March 6, 1998
                                                                February 29, 2000           to February 28, 1999
                                                             ------------------------    ----------------------------
         Net loss:                                                ($6,595,702)                   ($144,125)
                                                             ========================    ============================
         Denominator:
            For basic and diluted                                  17,389,814                    3,515,244
            loss per share - weighted
            average shares outstanding
         Basic and diluted loss per common share                       ($0.38)                      ($0.04)


8.   Commitments and Contingencies

     Employment and Consulting Agreements

     The company has entered into various employment and consulting agreements that contemplate specific future payments as follows:

                 Year ending February 28,
                 ------------------------
                       2001                              $658,000
                       2002                               350,000
                       2003                                60,000
                                                 --------------------
                                                       $1,068,000
                                                 ====================

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999


     Sports Tournament

     The Company operates a multi-sport proprietary tournament through its Internet site, and awards weekly, monthly, quarterly and annual monetary and merchandise prizes to its tournament participants. For its Tournament 2000, the Company has committed to award approximately $1,600,000 in prizes during the calendar year. The $1,000,000 Annual Grand Prize will be awarded as a twenty-year annuity that will result in annual payments to the winner of $50,000 for 20 years. This annuity is expected to cost approximately $490,000.

     During the calendar year, the Company will incur approximately $1,100,000 in expenses associated with its prizing program. Accordingly, the Company has accrued approximately $176,000 as of February 29, 2000 in connection with this program.

9.   Income Taxes

     No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through February 29, 2000, the Company incurred net operating losses for federal income tax purposes of approximately $4,080,000. Differences between financial statement and tax losses consist primarily of compensation expense recorded as a result of stock options issued to employees and consultants. The federal net operating loss carryforwards may be used to reduce taxable income through the year 2020. Net operating loss carryforwards for the State of California are approximately $2,040,000 and are generally available to reduce taxable income through the year 2005. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more change in the ownership of the company's stock.

     The gross deferred tax asset balance as of February 29, 2000 was approximately $2,513,000. A 100% valuation reserve has been established against the deferred tax assets as the utilization of the loss carryforwards cannot reasonably be assured.

10.  Related Party Transactions

     During the year, the Company had the following related party transactions:

     Legal fees paid to a firm for which the Corporate
     Secretary is a principal                                         $ 89,512

     Consulting  fees and value of stock options paid to a
     company for which one of the directors is a principal         $ 1,389,000

                         SportsPrize Entertainment Inc.
                       (formerly Kodiak Graphics Company)

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     February 29, 2000 and February 28, 1999



11.  Subsequent Events

     On March 1, 2000, the Company signed a Services and Promotional Agreement with a sports broadcaster and former professional athlete. In consideration, the Company has granted this sports broadcaster and former professional athlete an option to purchase up to 60,000 shares of the Company's common stock at $0.01 per share. These options vest immediately and expire in one year. The Company is also obligated to pay a commission equal to 3% of the value of consideration paid to or by any corporate sponsor that this former athlete facilitates during the term of the agreement.

     On April 7, 2000, the founders agreed to return and the Company cancelled 1,895,000 shares of the Company's common stock. These shares were cancelled in connection with the issuance of 1,895,000 stock options (of which 600,000 options were issued to IMI - see Note 6) that were previously issued to certain employees and consultants. Consequently, the Company's total outstanding common shares decreased from 19,480,374 to 17,585,374.

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

 2.1(1)        Articles of Share Exchange

 3.1(1)        Articles of Incorporation of Par Golf, Inc.  effective August 25,
               1995

 3.2(1)        Articles of Amendment to Par Golf, Inc. effective August 21, 1997

 3.3(1)        Articles of Amendment to Kodiak  Graphics  Company  effective May
               21, 1999

 3.4(1) Articles of Amendment to SportsPrize Entertainment Inc. effective June, 1999

 3.5(1)        Bylaws of Par Golf Inc.

10.1(1)        Form of Stock Option Plan

10.2(1)        Form of Stock Option Agreement

10.3(1) Agreement and Plan of Share Exchange by and between Kodiak Graphics Company and SportsPrize Entertainment Inc. dated May 7, 1999

10.4(1) Escrow Agreement by and between Kodiak Graphics Company of the first part, Randy Daggitt, Jeff Paquin, James Brown, Michael Slater, Anthony Vecchio and Gang Consulting Inc. of the second part and Clark, Wilson of the third part, dated May 7, 1999

10.5(1) Service Agreement by and between SportsPrize Inc. (formerly SportsPrize Entertainment Inc.) and Jeffrey D. Paquin, dated March 1, 1999

10.6(1) Service Agreement by and between SportsPrize Inc. (formerly SportsPrize Entertainment Inc.) and John Thompson, dated March 1, 1999

10.7(1) Service Agreement by and between SportsPrize Inc. (formerly SportsPrize Entertainment Inc.) and Donald MacKay, dated March 1, 1999

10.8(1)        Service Agreement by and between  SportsPrize  Entertainment Inc.
               and Olson Cove Consulting, dated March 1, 1999

10.9(1) Contract by and between SportsPrize Inc. and Quad-Linq Software Inc., dated February 18, 1999 and Addendum thereto dated May 12, 1999

10.10(1) Acquisition Agreement by and between SportsPrize Inc. and Justin Tighm Innovative Games Inc., dated March 1, 1999 and Addendum thereto dated May 21, 1999

Exhibit
Number         Description
------         -----------

10.11(1)       Marketing   Consulting   Agreement  by  and  between  Interactive
               Marketing Inc. and SportsPrize Entertainment Inc., dated May 6, 1999

10.12(1) Agreement by and between Kaleidoscope Sports & Entertainment, LLC and SportsPrize Entertainment Inc., dated May 1, 1999

10.13(1) Assignment and Assumption Agreement by and between Kaleidoscope Sports & Entertainment, LLC and SportsPrize Entertainment Inc. effective as of May 14, 1999

10.14(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Lamplighter Investments Ltd., dated May 6, 1999

10.15(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Strathburn Investments Inc., dated May 6, 1999

10.16(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Lamplighter Investments Ltd., dated July 15, 1999

10.17(1) Private Placement Subscription Agreement by and between Kodiak Graphics Company and Strathburn Investments Inc., dated July 15, 1999

10.18(1) Data and Service Agreement by and between Las Vegas Sports Consultants, Inc. (dba DBC Sports) and SportsPrize Entertainment Inc., dated May 26, 1999

10.19(1) Agreement and Contract for Services by and between SportsPrize Entertainment Inc. and Michael Wiedder, dated June 17, 1999

10.20(1) Agreement and Contract for Services by and between SportsPrize Entertainment Inc. and Ronald Sheridan, dated July 1, 1999

10.21(1) Letter Agreement by and between Intershop Communications, Inc. and SportsPrize Entertainment Inc., dated June 29, 1999

10.22(1) Master Service Agreement by and between Frontier Global Center and SportsPrize Entertainment Inc., dated July 22, 1999

10.23(1) Letter Agreement by and between Kodiak Graphics Company and Sonora Capital Corp., dated May 7, 1999

10.24(1)       Investor   Relations   Agreement   by  and  between   SportsPrize
               Entertainment Inc. and Sonora Capital Corp., dated May 21, 1999

Exhibit
Number         Description
------         -----------

10.25(1) Letter Agreement by and between SportsPrize Entertainment Inc. and FOCUS Partners LLC, dated July 27, 1999

10.26(1) Internet Distribution and Marketing Agreement by and between SportsPrize Entertainment Inc. and Dreams Products, Inc., dated August 6, 1999

10.27(1)       Executive   Employment   Agreement  by  and  between  SportsPrize
               Entertainment Inc. and Bruce R. Cameron, dated September 16, 1999

10.28(1)       Executive   Employment   Agreement  by  and  between  SportsPrize
               Entertainment Inc. and Robert Hunziker, dated August 15, 1999

10.29(1) Addendum to Agreement and Contract for Services by and between SportsPrize Entertainment Inc. and Michael Wiedder, dated August 30, 1999

10.30(1) Proposal Agreement by and between SportsPrize Entertainment Inc. and ShopSports.com, dated September 17, 1999

10.31(1) Lease Agreement by and between eOfficeSuites Inc. and SportsPrize Entertainment Inc., dated September 27, 1999

10.32(1)       Amendment to Assignment and  Assumption  Agreement by and between
               Kaleidoscope  Sports  and  Entertainment,   LLC  and  SportsPrize
               Entertainment Inc., dated September 10, 1999

10.33(1) Agreement by and between Tridian Design and Development and SportsPrize Entertainment Inc., dated August 2, 1999

10.34(1)       Form of Confidentiality Agreement

10.35 Service Agreement by and between Big Game James, Inc. and SportsPrize Entertainment Inc., dated March, 1, 2000

10.36          Share   Contribution   Agreement   by  and  between   SportsPrize
               Entertainment  Inc., and Pooling  Shareholders,  dated April,  7,
               2000

Exhibit
Number         Description
------         -----------

10.37 Debenture Purchase Agreement dated May 30, 2000 among Cutter Services, Corp., Strathburn Investments Inc. and SportsPrize Entertainment Inc.

10.38          Form of 9% Convertible Debenture

10.39          Form of Warrant to Purchase Shares of Common Stock

10.40          Form of Lock Up Agreement effective June 2, 2000.

10.41 Executive Employment Agreement dated April 10, 2000 between Sportsprize Entertainment, Inc. and David Kenin

21.1(1)        List of Subsidiaries of the Registrant

27.1           Financial Data Schedule

---------------------
(1)  Previously filed on December 7, 1999.