Form 10-Q
period 2000-05-31
SPORTSPRIZE ENTERTAINMENT INC/
filed 2000-07-17
CIK 1078593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                        Commission file number: 000-27025

                         SportsPrize Entertainment Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                       98-0207616
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)


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

17,585,374 shares of Common Stock, $0.001 par value, outstanding as of June 30, 2000.

                         SportsPrize Entertainment Inc.

                                    Form 10-Q

                                      Index

                                                                                                   Page
                                                                                                   ----
PART 1 - FINANCIAL INFORMATION.......................................................................1

Item 1.  Financial Statements........................................................................1

         Consolidated Balance Sheets.................................................................2
         Consolidated Statements of Operations.......................................................3
         Consolidated Statements of Cash Flows.......................................................4
         Notes to Consolidated Financial Statements..................................................5

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.......8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.................................17


PART II -  OTHER INFORMATION........................................................................18

Item 1.  Legal Proceedings..........................................................................18

Item 2.  Changes in Securities......................................................................18

Item 3.  Defaults Upon Senior Securities............................................................18

Item 4.  Submission of Matters to a Vote of Security Holders........................................18

Item 5. Other Information...........................................................................18

Item 6.  Exhibits and Reports on Form 8-K...........................................................18

SIGNATURES..........................................................................................19

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                        CONSOLIDATED FINANCIAL STATEMENTS

                               as of May 31, 2000

                                   (Unaudited)

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS

                                      as of

                                                                                  May 31, 2000          February 29,
                                                                                   (unaudited)              2000
                                                                                -----------------      ---------------
                                ASSETS
Current Assets
          Cash and cash equivalents                                               $      86,786         $    484,906
          Portfolio investment                                                            9,967               10,339
          Prepaid expenses and other current assets                                      69,118               74,844
                                                                                -----------------      ---------------
                                                                                        165,871              570,089
                                                                                -----------------      ---------------
Capital Assets
          Software development costs                                                    393,997              393,997
          Internet equipment                                                            128,358              128,358
          Office computers and equipment                                                 53,994               53,994
          Less: accumulated depreciation and amortization                               (80,723)             (36,041)
                                                                                -----------------      ---------------
                                                                                        495,626              540,308
                                                                                -----------------      ---------------
Other
          Deposits                                                                        8,518                8,527
                                                                                -----------------      ---------------
          Total assets                                                             $    670,015         $  1,118,924
                                                                                =================      ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
          Accounts payable                                                         $    184,323         $     96,857
          Accrued liabilities                                                           657,568              280,084
                                                                                -----------------      ---------------
                                                                                        841,891              376,941
                                                                                -----------------      ---------------
Note payable (Note 7)                                                                   200,000                    -
                                                                                -----------------      ---------------

Stockholders' Equity (Deficit)
          Preferred stock - $0.001 par value
             authorized 5,000,000 shares
             none issued and outstanding                                                      -                    -
          Common stock - $0.001 par value authorized
             100,000,000 shares; 17,585,374 and 19,480,374
              issued and outstanding, respectively (Note 3)                              17,585               19,480
          Additional paid-in capital                                                  9,603,109            8,053,227
          Deferred compensation                                                      (1,732,370)            (590,897)
          Deficit accumulated during the development stage                           (8,260,200)          (6,739,827)
                                                                                -----------------      ---------------
                      Total stockholders' equity (deficit)                             (371,876)             741,983
                                                                                -----------------      ---------------
                                                                                   $    670,015         $  1,118,924
                                                                                =================      ===============

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              for the periods from


                                                                Cumulative from            March 1,                March 1,
                                                                 inception to                 to                      to
                                                                 May 31, 2000            May 31, 2000            May 31, 1999
                                                                  (unaudited)             (unaudited)             (unaudited)
                                                              --------------------     ----------------        -----------------
Operating expenses
         General and administrative                              $   8,046,734          $   1,478,655           $   1,863,611
         Research and development                                      126,488                      -                  80,969
         Depreciation and amortization                                  83,564                 44,874                     213
                                                              --------------------     ----------------        -----------------

Loss from operations                                                (8,256,786)            (1,523,529)             (1,944,793)
                                                              --------------------     ----------------        -----------------

Other income (expense)
         Interest income                                                62,578                  2,323                   5,085
         Loss on sale of investments                                   (60,362)                     -                       -
         Other                                                          (5,630)                   833                  (3,167)
                                                              --------------------     ----------------        -----------------
                                                                        (3,414)                 3,156                   1,918
                                                              --------------------     ----------------        -----------------

Net loss for the period                                          $  (8,260,200)         $  (1,520,373)          $  (1,942,875)
                                                              ====================     ================        =================
Basic and diluted loss per share                                                        $       (0.08)          $       (0.17)
                                                                                       ================        =================
Weighted average shares outstanding                                                        18,347,494              11,318,473
                                                                                       ================        =================


                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              for the periods from


                                                                Cumulative from            March 1,                March 1,
                                                                 inception to                 to                      to
                                                                 May 31, 2000            May 31, 2000            May 31, 1999
                                                                  (unaudited)             (unaudited)             (unaudited)
                                                              --------------------     ----------------        ----------------
Cash flows from operating activities:
     Net loss                                                    $(8,260,200)            $(1,520,373)            $(1,942,875)
     Adjustments to reconcile net loss to net
        Cash used in operating activities:
        Depreciation and amortization                                 83,564                  44,874                     213
        Loss on sale of investments                                   60,362                       -                       -
        Issuance of common stock for compensation                    212,500                       -                 212,500
        Compensation expense for stock options                     3,897,293                 406,513               1,550,100
        Other                                                        (10,708)                   (833)                  3,167

     Change in operating assets and liabilities:
        Prepaid expenses and other current assets                    (68,144)                  6,740                 (58,231)
        Deposits                                                      (8,518)                      9                  17,000
        Organization costs                                                 -                       -                  13,475
        Accounts payable                                             184,323                  87,466                  (1,235)
        Accrued liabilities                                          657,568                 377,484                       -
                                                              --------------------     ----------------        ----------------
                                                                  (3,251,960)               (598,120)               (205,886)
                                                              --------------------     ----------------        ----------------
Cash flows from investing activities:
     Proceeds from sale of portfolio investments                     231,195                       -                       -
     Purchases of portfolio investments                             (290,207)                      -                       -
     Software development costs                                     (393,997)                      -                       -
     Purchases of equipment                                         (182,352)                      -                  (3,136)
                                                              --------------------     ----------------        ----------------
                                                                    (635,361)                      -                  (3,136)
                                                              --------------------     ----------------        ----------------
Cash flows from financing activities:
     Proceeds from note payable                                      200,000                 200,000                       -
     Proceeds from issuance of common stock                        3,774,107                       -               2,632,537
                                                              --------------------     ----------------        ----------------
Net increase (decrease) in cash and cash equivalents                  86,786                (398,120)              2,423,515
Cash and cash equivalents at beginning of period                           -                 484,906                  34,345
                                                              --------------------     ----------------        ----------------
Cash and cash equivalents at end of period                       $    86,786           $      86,786             $ 2,457,860
                                                              ====================     ================        ================


                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000


1.   Operations and Going Concern

     The Company commenced its Internet operations on May 14, 1999. However, it has not yet earned any revenue therefrom, and the technologies and businesses that it intends to develop will require cash significantly in excess of its current resources. The ability of the company to develop these technologies into a profitable Internet business is dependent on management's ability to obtain adequate additional capital and develop a commercially successful product. Management raised $1,050,000 through a private placement of 9% Convertible Debentures in June 2000 and will
     continue  to  pursue  the  additional   financing  necessary  to  fund  its
     operations.

2.   Basis of Presentation

     The information contained in these condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the Consolidated Financial Statements included herein should be reviewed in conjunction with the Consolidated Financial Statements and the related notes thereto contained in the Company's 2000 Annual Report on Form 10-K. It should be understood that the accounting measurements at interim dates inherently involve greater reliance on estimates than at yearend. The results of operations for the fiscal quarter ended May 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

     The accompanying Consolidated Balance Sheet of the Company as of May 31, 2000, and the Consolidated Statements of Operations and of Cash Flows for the three-month periods ended May 31, 2000 and 1999 are unaudited. The Consolidated Financial Statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                  May 31, 2000


3.   Common Stock

     On April 7, 2000, pursuant to pre-existing agreements among certain principal shareholders of the Company, 1,895,000 shares were contributed to the Company, which reduced the Company's total outstanding common shares to 17,585,374.

4.   Stock Options and Warrants

     During the fiscal quarter ended May 31, 2000, the Company granted options to purchase 1,395,000 shares of the Company's common stock to its Chairman and Chief Executive Officer as well as certain employees and consultants. These options were granted at prices ranging from $0.01 - $1.00, resulting in compensation of $1,547,947, which will be amortized over service periods of up to two years.

5.   Loss Per Share

     Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. The following table sets forth the computation of basic and diluted earnings per share. Options to purchase 5,033,000 shares of common stock ranging from $0.01 - $2.53 a share were outstanding at May 31, 2000. Such options were not included in the computation of diluted earnings per share because they were antidilutive.

                                                                  Three months                   Three months
                                                                     Ended                           Ended
                                                                  May 31, 2000                    May 31, 1999
                                                               ------------------             ------------------
         Net loss:                                                ($1,520,373)                     ($1,942,875)
                                                               ==================             ==================
         Denominator:
            For basic and diluted                                  18,374,494                       11,318,473
            loss per share - weighted
            average shares outstanding
         Basic and diluted loss per common share                       ($0.08)                          ($0.17)

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                  May 31, 2000



6.   Commitments and Contingencies

     Employment and Consulting Agreements

     The Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer ("CEO") effective on April 17, 2000. The term of the agreement is for 24 months and provides for an annual base salary of $250,000. Pursuant to this agreement, the CEO was granted options to purchase 1,000,000 of the Company's common shares at a price of $0.01 per share. Each month, 40,000 of these options vest throughout the term of the agreement.

7.   Subsequent Event

     In June 2000, the Company completed a private placement of 9% Convertible Debentures for $1,050,000, less a finders fee of $100,000. The Debentures and accrued interest were due in May 2005. Additionally, 60,000 warrants were granted in connection with this financing. On May 9, 2000, the Company received a cash advance of $200,000 associated with the Debentures. On June 6, 2000, the Company received the remaining $750,000.

     In July 2000, the Company agreed to convert all of the Debentures plus accrued interest at a price of $1.00 per share. Once the transaction is completed, the Company's total outstanding shares of common stock will be 18,643,249.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward Looking Statements

     Except for statements of historical fact, certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" covered within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Registrant's limited operating history; undercapitalization; risks involving new product development; unpredictability of future revenues; management of growth and integration; potential technological changes; the Registrant's dependence on key personnel; marketing relationships and third party suppliers; reliance on advertisers; potential new businesses, competition and low barriers to entry; uncertain acceptance of the Internet as an advertising medium; uncertain acceptance of the Registrant's SportsPrize Tournament; limited experience in sales, marketing and advertising; dependence on continued growth in use of the Internet; the Registrant's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; potential capacity and systems disruptions; liability for Internet content; government regulations; security risks; and the other risks and uncertainties described under "Description of Business - Risk Factors" in the Registrant's Annual Report on Form 10-K filed on June 13, 2000. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Registrant's management has included projections and estimates in this Quarterly Report, which are based primarily on management's experience in the industry, assessments of the Registrant's results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections.

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

     o Licensing our content to other companies in the United States and other countries; and

     o    Other marketing programs.

     We are a development stage company, which means that we are in the process of developing our business and we have limited revenue from our operations. We have a history of losses, and as of May 31, 2000, we had an accumulated deficit of $8,260,200, including $4,109,793 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants. We incurred losses during the following periods:

     o $144,125 for the period from March 6, 1998 (inception) to February 28, 1999;

     o $6,595,702 for the fiscal year ended February 29, 2000, including $3,703,280 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants; and

     o $1,520,373 for the first fiscal quarter ended May 31, 2000, including $406,513 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants.

     We anticipate that we will continue to incur substantial losses for the foreseeable future. Thus far, we have raised approximately $4,700,000 through private placements to finance our business. We also are in the process of seeking additional financing. We are attempting to raise an additional $8,000,000 to fund our current plan of operation through our fiscal year ending February 28, 2001. See "Note Regarding Forward Looking Statements" and "Plan of Operation." We cannot assure you that we will obtain additional financing to implement our business plan on acceptable terms, if at all.

     We launched the public version of our SportsPrize.com(TM) Web site on December 29, 1999. Visitors to our SportsPrize.com(TM) Web site can play our SportsPrize.com(TM) Tournament, access sports-related content and purchase sports-oriented merchandise. Since the launch, we have test marketed the site and built a total membership of approximately 17,000. However, we have not had sufficient working capital to aggressively market and promote our Web site. We cannot guarantee that our Web site will be commercially successful as planned or that we will earn any revenue or profits from our operations.

     We currently have relationships with DBC Sports to provide our sports-related content and statistical information, as well as ShopSports.com to provide merchandise and related order fulfillment services. We also have established relationships with Boomer Esiason, James Worthy, Michael Buffer and Steve Hartman, who serve on our Sports Advisory Board and provide unique sports content and promote our Web site. We have not yet finalized our agreement with Boomer Esiason, and anticipate that we will finalize this agreement during the second fiscal quarter of 2000. We are currently in the process of attempting to establish other relationships with potential sports marketing groups, athletes and content providers to provide additional content on our Web site, as well as potential advertisers and sponsors to purchase advertising on our Web site. We cannot assure you that we will successfully maintain our existing relationships with DBC Sports, ShopSports.com or members of our Sports Advisory Board, or that we will enter into any new relationships with vendors, athletes, content providers or advertisers.

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

     Selected Financial Data

     The following table sets forth selected financial data regarding our consolidated operating results and financial position of our Company. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Report.

                                            Three Months Ended May 31,  Three Months Ended May 31,
                                                    2000                           1999
                                          ----------------------------  --------------------------
                                                       $                            $
                                          ----------------------------  --------------------------
Net Sales                                            -                              -
Gross Profit                                         -                              -
Total Operating Expenses                        1,523,529                       1,944,793
Net Loss                                        1,520,373                       1,942,875
Net Loss per Share                                  (0.08)                          (0.17)



                                                       At                            At
                                                   May 31, 2000              February 29, 2000
                                          ----------------------------  --------------------------
                                                       $                            $
                                          ----------------------------  --------------------------
Working Capital (Deficiency)                     (676,020)                    193,148
Total Assets                                      670,015                   1,118,924
Long-Term Obligations                             200,000                      -
Total Liabilities                               1,041,891                     376,941
Shareholders' Equity (Deficit)                   (371,876)                    741,983
Cash Dividends                                      -                          -

     Results of Operations

     The following is a discussion of our operations for the fiscal quarter ended May 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, as well as information presented in our Annual Report on Form 10-K for our fiscal year ended February 29, 2000.

     Revenue. During the fiscal quarter ended May 31, 2000, the Company commenced the second fiscal year of its Internet business. We are a development stage enterprise, and had no material revenue from operations during the fiscal quarters ended May 31, 2000 or May 31, 1999. We had interest income of $2,323 during the fiscal quarter ended May 31, 2000, compared to $5,085 for the same period in 1999.

     Expenses.  During  the  fiscal  quarter  ended May 31,  2000,  the  Company incurred general and administrative expenses of $1,478,655, compared to $1,863,611 for the fiscal quarter ended May 31, 1999. During the fiscal quarter ended May 31, 2000, the most significant portion of our general and administrative expenses was for compensation and consulting costs of $885,017, of which $406,513 was non-cash compensation associated with the issuance of stock options to our directors, employees and consultants. This compared to compensation and consulting costs of $1,825,453, of which $1,762,600 was non-cash compensation during the fiscal quarter ended May 31, 1999. We believe that compensation and consulting costs will increase as we hire additional personnel in future periods.

     During the fiscal quarter ended May 31, 2000, the Company incurred total prizing costs of $276,388, which were zero in the fiscal quarter ended May 31, 1999. Additionally, we incurred advertising and promotion costs of $115,030, which also were zero during the same period in the prior year.

     The other material operating costs incurred by the Company during the fiscal quarter ended May 31, 2000 were insurance costs of $52,629, which were zero during the fiscal quarter ended May 31, 1999. We also incurred professional fees of $40,481 compared to $8,627 during the same period in 1999. The professional fees incurred during the fiscal quarter ended May 31, 2000 were primarily attributable to preparation of the Company's SEC filings and other legal agreements.

     During the fiscal quarter ended May 31, 2000, we had no research and development expenses, compared to $80,969 during the quarter ended May 31, 1999. During the fiscal quarter ended May 31, 2000, we had depreciation expense of $44,874, compared to $213 during the quarter ended May 31, 1999.

     Losses. During the fiscal quarter ended May 31, 2000, the Company incurred a total net loss of $1,520,373 ($0.08 per share), compared to $1,942,875 ($0.17 per share) during the same period in 1999. These losses are expected to continue in the foreseeable future.

     Liquidity and Capital Resources

     Since our Share Exchange with SportsPrize Inc., we have raised a total of $4,550,000 less finder's fees of $198,000.

     On May 30, 2000, we agreed to issue two 9% Convertible Debentures, one in the amount of $850,000 to Cutter Services Corp. and one in the amount of $200,000 to Strathburn Investments Inc., for total gross proceeds of $1,050,000. We also agreed to issue a warrant to Cutter Services to acquire 48,000 shares of our common stock at $1.275 per share and a warrant to Strathburn Investments to acquire 12,000 shares of our common stock at $1.275 per share. The warrants expire on May 30, 2002. We paid Sonora Capital a finder's fee of $100,000 in connection with the financing transaction. Cutter Services and Strathburn Investments are non-U.S. persons, and the offer and sale were made outside the United States in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     In July 2000, the Company and the Holders of the Debentures agreed to convert all of the Debentures into 1,050,000 shares of the Company's Common Stock at a price of $1.00 per share. At the time of the conversion, the security interest in the Company's assets, including our intellectual property, software, technology and other assets will be terminated.

     On May 9, 2000, we received a cash advance of $200,000 associated with the Debentures. On May 31, 2000, we had working capital of approximately $73,980, after giving effect to the entire private placement of the Debentures. Our current working capital requirements are approximately $300,000 per month. We believe we have sufficient working capital to fund our operations through August 2000. We are in the process of seeking additional financing in the amount of $8,000,000 to fund our plan of operation through February 28, 2001. We have not negotiated any such financings, and we cannot assure you that we will obtain such financing on acceptable terms, if at all. Our failure to obtain additional financing will affect our ability to continue as a going concern.

     Assuming we raise $8,000,000 of planned financing and once we are fully staffed, our total monthly capital requirement will increase to approximately $660,000. Our working capital requirement related to financing fees and costs, content costs, and general and administrative expenses is anticipated to increase to approximately $330,000 per month. Our working capital requirement related to marketing expenses is expected to increase to approximately $250,000 per month, provided we are able to obtain sufficient financing to implement our marketing program. We also anticipate that we will invest approximately $80,000 per month for capital expenditures including Web site equipment and software, Web site design and development and office equipment.

     If we cannot raise additional financing, we anticipate that we will reduce our projected expenditures related to our SportsPrize.com(TM) Web site and concentrate our resources on developing the technologies related to our SportsPrize.com(TM) Web site and the SportsPrize Tournament, and building our revenue streams. We have the following material financial obligations to software and systems developers, content providers, Internet access providers, investor relations providers, and other vendors:

    Vendor                                    Obligation
    ------                                    ----------
    DBC Sports                             $20,000 per month through June 2002
    Frontier/Global Center                 $4,000 per month
    Focus Partners                         $6,000 per month
    Office Leases                          $12,000 per month
    Big Ballot.com                         $3,000 per month

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

     Our major strategic and business initiatives through February 28, 2001 are as follows:
--------------------------------------------------------------------------------
1.   Raise sufficient capital to finance our business.
--------------------------------------------------------------------------------
2.   Appoint or Recruit Senior Management:

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

     iv.  Expand the Community component of the Web site, and

     v. Develop new content areas on the site such as trivia and other unique sports games and content.
--------------------------------------------------------------------------------
4.   Develop comprehensive Web site monitoring/statistical software.
--------------------------------------------------------------------------------
5.   Corporate Development:

     i. Recruit Outside Directors to increase the Board of Directors to nine Directors, including five Outside Directors.

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

     ii.  Commence the sales process and begin generating revenue.

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

     ii. Refine the brochures for and exposure to prospective investors to broaden our shareholder base and capital structure.
--------------------------------------------------------------------------------

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

     Summary of Planned Operating Budget

     Our planned operating budget for the fiscal year ending February 28, 2001, is estimated to be approximately $8,000,000. See "Note Regarding Forward Looking Statements." Our projected use of these funds is as follows:

     Operating Expenses:
          Financing Fees and Costs                                 $ 400,000
          Content Costs                                              500,000
          General and Administrative                               3,100,000
          Marketing                                                3,000,000
                                                                 -----------
                   Total Operating Expenses                      $ 7,000,000
                                                                 -----------
     Capital Expenditures:
          Web Site Equipment/Software                            $   150,000
          Web Site Design/Development                                500,000
          Office Equipment/Software                                  150,000
          Other                                                      200,000
                                                                 -----------
                   Total Capital Expenditures                     $1,000,000
                                                                 -----------
          Total Capital Required                                  $8,000,000
                                                                 ===========

     As of May 31, 2000, we had $86,786 in cash and cash equivalents. Currently we are expending approximately $300,000 per month. We cannot assure you that our actual expenditures for during our fiscal year ending February 28, 2001 will not exceed our estimated operating budget. We based our projected costs on our results of operations, our current contractual commitments, our discussions and negotiations with potential third party service providers, public disclosure of our competitors of their historical costs for similar operations, our discussions with consultants, our planned business activities and our management's experience. See "Note Regarding Forward Looking Statements." Actual expenditures will depend on a number of factors, some of which are beyond our control, including, but not limited to, timing of changes to our SportsPrize Web site, our ability to generate revenue from advertising, sponsorships, e-commerce sales and our auction site; the availability of financing on acceptable terms; reliability of the assumptions of management in estimating costs and timing; certain economic and industry factors; the time expended by consultants and professionals and fees associated with developing strategic relationships related to our business plan; our ability to enter into strategic relationships with third parties; the success of our SportsPrize Tournament; and our ability to attract visitors to our SportsPrize Web site. You are cautioned not to place undue certainty in management's assessments and projections. If the actual expenditures for such costs exceed the estimated costs or if we are incapable of generating revenues from our operations, we will be required to raise additional financing or to defer certain expenditures.

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

     We currently have no material long-term debt obligations, other than the convertible debentures described in this Report. We do not use financial instruments for trading purposes and we are not a party to any derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and other credit risks associated with our operations.

                           PART II - OTHER INFORMATION

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

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ending May 31, 2000 to be signed on its behalf by the undersigned duly authorized.

                                         SportsPrize Entertainment Inc.


Date:    July 17, 2000                   /s/ David Kenin
                                         -----------------------------------
                                         David Kenin
                                         Chief Executive Officer

Date:    July 17, 2000                   /s/ Bruce R. Cameron
                                         -----------------------------------
                                         Bruce R. Cameron
                                         President and Chief Financial Officer