Form 10-Q
period 2000-08-31
SPORTSPRIZE ENTERTAINMENT INC/
filed 2000-10-16
CIK 1078593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2000

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

        18,658,249 shares of Common Stock, $0.001 par value, outstanding as of August 31, 2000.

                         SportsPrize Entertainment Inc.

                                    Form 10-Q

                                      Index

                                                                                                   Page
                                                                                                   ----
PART 1 - FINANCIAL INFORMATION.......................................................................1


Item 1.  Financial Statements........................................................................1

          Consolidated Balance Sheets................................................................2
          Consolidated Statements of Operations......................................................3
          Consolidated Statements of Cash Flows......................................................4
          Notes to Consolidated Financial Statements.................................................5

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................................9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.................................20


PART II - OTHER INFORMATION.........................................................................21

Item 1.  Legal Proceedings..........................................................................21

Item 2.  Changes in Securities......................................................................21

Item 3.  Defaults Upon Senior Securities............................................................21

Item 4.  Submission of Matters to a Vote of Security Holders........................................22

Item 5.  Other Information..........................................................................22

Item 6.  Exhibits and Reports on Form 8-K...........................................................22

SIGNATURES..........................................................................................23

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


The unaudited interim Consolidated Financial Statements accompanying this Quarterly Report have not been reviewed by our auditor in accordance with Rule 10-01 of Regulation S-X.



                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                        CONSOLIDATED FINANCIAL STATEMENTS

                              as of August 31, 2000

                                   (Unaudited)

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS

                                      as of

                                                                                    August 31,            February 29,
                                                                                       2000                   2000
                                                                                   (unaudited)
                                                                                  --------------         --------------
                                     ASSETS
Current Assets
          Cash and cash equivalents                                                $    94,124           $   484,906
          Portfolio investment                                                          10,158                10,339
          Prepaid expenses and other current assets                                     63,407                74,844
                                                                                  --------------         --------------
                                                                                       167,689               570,089
                                                                                  --------------         --------------
Capital Assets
          Software development costs                                                   487,692               393,997
          Internet equipment                                                           128,358               128,358
          Office computers and equipment                                                49,514                53,994
          Less: accumulated depreciation and amortization                             (122,410)              (36,041)
                                                                                  --------------         --------------
                                                                                       543,154               540,308
                                                                                  --------------         --------------
Other
          Deposits                                                                      10,494                 8,527
                                                                                  --------------         --------------
          Total assets                                                             $   721,337            $1,118,924
                                                                                  ==============         ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
          Accounts payable                                                         $   473,041           $    96,857
          Accrued liabilities                                                          718,316               280,084
                                                                                  --------------         --------------
                                                                                     1,191,357               376,941
                                                                                  --------------         --------------
Note payable (Note 7)                                                                   50,000                     -
                                                                                  --------------         --------------

Stockholders' Equity (Deficit)
     Preferred stock - $0.001 par value
        authorized 5,000,000 shares
        none issued and outstanding                                                          -                     -
     Common stock - $0.001 par value authorized
        100,000,000 shares; 18,658,249 and 19,480,374
         issued and outstanding, respectively (Note 3)                                  18,658                19,480
     Additional paid-in capital                                                     10,589,911             8,053,227
     Deferred compensation                                                          (1,373,907)             (590,897)
     Deficit accumulated during the development stage                               (9,754,682)           (6,739,827)
                                                                                  --------------         --------------
                      Total stockholders' equity (deficit)                            (520,020)              741,983
                                                                                  --------------         --------------
                                                                                   $   721,337            $1,118,924
                                                                                  ==============         ==============

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              for the periods from


                                                          Cumulative from
                                                           inception to              March 1,                March 1,
                                                          August 31, 2000               to                      to
                                                               2000               August 31, 2000         August 31, 1999
                                                            (unaudited)             (unaudited)             (unaudited)
                                                         -----------------       -----------------       ----------------
Operating expenses
         General and administrative                           $9,492,544               $2,924,465          $  3,307,107
         Research and development                                126,488                        -                99,149
         Depreciation and amortization                           125,131                   86,441                 2,022
                                                         -----------------       -----------------       ----------------

Loss from operations                                          (9,744,163)              (3,010,906)           (3,408,278)
                                                         -----------------       -----------------       ----------------

Other income (expense)
         Interest                                                 54,948                   (5,307)               27,522
         Gain (loss) on sale of investments                      (60,362)                       -                 7,506
         Other                                                    (5,105)                   1,358                (3,764)
                                                         -----------------       -----------------       ----------------
                                                                 (10,519)                  (3,949)               31,264
                                                         -----------------       -----------------       ----------------

Net loss for the period                                      $(9,754,682)             $(3,014,855)         $ (3,377,014)
                                                         =================       ==================      ================

Basic and diluted loss per share                                                  $       (0.16)           $      (0.22)
                                                                                 ==================      ================

Weighted average shares outstanding                                                    18,332,962            15,321,978
                                                                                 ==================      ================


                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           for the three months ended


                                                        August 31,             August 31,
                                                          2000                   1999
                                                       (unaudited)            (unaudited)
                                                     ---------------        ---------------
Operating expenses
         General and administrative                   $ 1,445,810            $ 1,443,496
         Research and development                               -                 18,180
         Depreciation and amortization                     41,567                  1,809
                                                     ---------------        ---------------

Loss from operations                                   (1,487,377)            (1,463,485)
                                                     ---------------        ---------------
Other income (expense)
         Interest                                          (7,630)                22,437
         Gain on sale of investments                            -                  7,506
         Other                                                525                   (597)
                                                     ---------------        ---------------
                                                           (7,105)                29,346
                                                     ---------------        ---------------
Net loss for the period                               $(1,494,482)           $(1,434,139)
                                                     ===============        ===============
Basic and diluted loss per share                      $     (0.08)           $     (0.07)
                                                     ===============        ===============
Weighted average shares outstanding                    18,306,931             19,328,200
                                                     ===============        ===============

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              for the periods from

                                                                 Cumulative          March 1, 2000          March 1, 1999
                                                             from inception to            to                      to
                                                              August 31, 2000       August 31, 2000        August 31, 1999
                                                                (unaudited)           (unaudited)            (unaudited)
                                                            -------------------    ------------------     ------------------
Cash flows from operating activities:
     Net loss                                                  $  (9,754,682)       $  (3,014,855)         $  (3,377,014)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                                125,131               86,441                  2,022
        Loss (gain) on sale of investments                            60,362                    -                 (7,506)
        Other                                                         12,068               12,068                      -
     Issuance of common stock for compensation                       227,500               15,000                212,500
     Compensation expense for stock options                        4,270,755              779,975              2,234,558
     Other                                                            (9,658)                 217                  3,764
     Change in operating assets and liabilities:
        Prepaid expenses and other current assets                    (63,266)              11,618                (28,915)
        Deposits                                                     (10,494)              (1,967)                17,000
        Accounts payable                                             473,041              376,184                  5,842
        Accrued liabilities                                          718,316              438,232                 78,968
                                                            -------------------    ------------------     ------------------
                                                                  (3,950,927)          (1,297,087)              (858,781)
                                                            -------------------    ------------------     ------------------
Cash flows from investing activities:
     Proceeds from sale of portfolio investments                     231,195                    -                 60,513
     Purchases of portfolio investments                             (290,207)                   -                (47,129)
     Software development costs                                     (487,692)             (93,695)              (228,742)
     Purchases of equipment                                         (182,352)                   -               (135,191)
                                                            -------------------    ------------------     ------------------
                                                                    (729,056)             (93,695)              (350,549)
                                                            -------------------    ------------------     ------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                        4,774,107            1,000,000              3,534,535
                                                            -------------------    ------------------     ------------------
Net increase (decrease) in cash and cash equivalents                  94,124             (390,782)             2,325,205
Cash and cash equivalents at beginning of period                           -              484,906                 34,345
                                                            -------------------    ------------------     ------------------
Cash and cash equivalents at end of period                     $      94,124        $      94,124          $   2,359,550
                                                            ===================    ==================     ==================


                         SportsPrize Entertainment Inc.

                           A Development Stage Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000


1.   Operations and Going Concern

     These unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, which presume that the Company will continue as a going concern. The Company commenced its Internet operations in May 1999 and launched the initial public version of its Web site on December 29, 1999. However, the Company has not earned any material revenue from its operations and it has incurred operating losses throughout its history. The Company is dependent upon acceptance of its product offerings and marketing programs before it can generate sufficient revenues from its operations. The technologies and businesses that it intends to develop also require cash significantly in excess of its current resources.

     The Company's current cash position is inadequate to pay its current liabilities and the costs associated with the development, marketing and commercialization of its product offerings. Management does not anticipate it will generate sufficient revenues from its operations in the near future to meet its anticipated working capital needs. Until the Company generates sufficient revenues from its products, it will be dependent upon the continued sale of its securities or debt financing to raise the funds necessary to meet its cash requirements. Thus far, the Company has raised $1,431,000 through private placements in fiscal 2000 and will continue to pursue the additional financing necessary to fund its operations. Management intends to continue selling the Company's securities or arranging debt financing to improve its cash position; however, no assurance can be given that any such financing will be available when required. In the event that financing on acceptable terms is not available, management anticipates that they will consolidate the Company's operations, reduce personnel and operating expenses, and/or sell or liquidate assets.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. In the event the Company is unable to continue as a going concern, management anticipates that it will sell the business, its assets or discontinue its operations. The unaudited interim Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue its operations.

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                 August 31, 2000


2.   Basis of Presentation

     The information contained in these condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the Consolidated Financial Statements included herein should be reviewed in conjunction with the Consolidated Financial Statements and the related notes thereto contained in the Company's 2000 Annual Report on Form 10-K. It should be understood that the accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

     The accompanying Consolidated Balance Sheet of the Company as of August 31, 2000, and the Consolidated Statements of Operations and of Cash Flows for the three and six-month periods ended August 31, 2000 and 1999 are unaudited. The Consolidated Financial Statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

3.   Common Stock

     Effective June 30, 2000, all of the Company's $1,050,000 of Convertible Debentures and the related accrued interest of $7,875 were converted into 1,057,875 shares of common stock. Additionally, in July 2000, the Company issued 15,000 shares of common stock to an investment banker at a price of $0.50 per share. These transactions increased the Company's total outstanding common shares to 18,658,249 as of August 31, 2000.

4.   Stock Options and Warrants

     During the fiscal quarter ended August 31, 2000, the Company granted 242,000 stock options to certain employees and consultants with an exercise price of $0.25. During this period, there also were 60,000 warrants issued at a price of $1.275 associated with the $1,050,000 Convertible Debenture financing transaction.

                         SportsPrize Entertainment Inc.

                           A Development Stage Company

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                 August 31, 2000


5.   Loss Per Share

     Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. The following table sets forth the computation of basic and diluted earnings per share. Options to purchase 5,246,830 shares of common stock ranging from $0.01 - $2.53 a share were outstanding at August 31, 2000. Additionally, there were 60,000 warrants outstanding as of August 31, 2000 at a price of $1.275. Such options and warrants were not included in the computation of diluted earnings per share because they were anti-dilutive.

                                                        Six months              Six months
                                                          ended                   ended
                                                     August 31, 2000         August 31, 1999
                                                    -----------------       -----------------
     Net loss:                                           ($3,014,855)           ($3,377,014)
                                                    =================       =================
     Denominator:
        For basic and diluted                             18,332,962             15,321,978
        loss per share - weighted
        average shares outstanding
     Basic and diluted loss per common share                  ($0.16)                ($0.22)


6.   Commitments and Contingencies

     Consulting Agreement

     In June 2000, the Company entered into a six month consulting agreement with an entertainment content and game design company. The agreement provides for 60,000 shares of the Company's common stock to be issued at a price of $0.375 per share. From July to December 2000, 10,000 of these shares vest each month in connection with this agreement.

7.   Subsequent Event

     In September 2000, the Company completed private equity financing transactions totaling $381,000. On August 31, 2000, the Company received a cash advance of $50,000 associated with one of these transactions, which was recorded as a Note Payable. In connection with these financing transactions, 2,032,000 shares of the Company's common stock are being issued at a price of $0.1875 per share and 1,016,000 warrants are being issued to acquire the Company's common stock at a price of $0.28125. The Company also paid a finder's fee of $15,000 for assistance in arranging $300,000 of this financing.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward Looking Statements

     Except for statements of historical fact, certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" covered within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Registrant's limited operating history; under-capitalization; risks involving new product development; unpredictability of future revenues; management of growth and integration; potential technological changes; the Registrant's dependence on key personnel; marketing relationships and third party suppliers; reliance on advertisers; potential new businesses, competition and low barriers to entry; uncertain acceptance of the Internet as an advertising medium; uncertain acceptance of the Registrant's sports-related games and content; limited experience in sales, marketing and advertising; dependence on continued growth in use of the Internet; the Registrant's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; potential capacity and systems disruptions; liability for Internet content; government regulations; security risks; and the other risks and uncertainties described under "Description of Business - Risk Factors" in the Registrant's Annual Report on Form 10-K filed on June 13, 2000. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


     General Overview

     We, SportsPrize Entertainment Inc., are engaged in the business of offering, marketing and promoting sports-related content, entertainment, merchandise and other products on the Internet through our Web site at http://www.sportsprize.comTM.

     Our mission is to establish a leading Internet sports-based entertainment, merchandising and community destination Web site. We intend to build an online sports, entertainment and e-commerce community that appeals to sports fans from around the world by providing three primary components on our Web site: (i) sports-related content, (ii) sports-related games including the SportsPrize TournamentSM and Monday Night MillionaireSM, and (iii) sports-oriented e-commerce.

     Content: We currently offer the following sports-related content:

          o    Sports news and statistical information;

          o SportsPrize Question of the DaySM - a daily sports trivia question that enables our viewers to test their knowledge and accumulate points in the SportsPrize games;

          o SportsPrize Six-PackSM - a daily listing and archive of sports editorial commentary on a high-profile sports topics;

          o SportsPrize Luxury BoxSM - a daily compilation and archive of photos of the SportsPrize models, and

          o    Chat rooms and message boards.

     We plan to offer the following sports-related content:

          o    Sports trivia;

          o    Articles and sports commentary;

          o    Interviews with players, coaches and sports commentators;

          o    Player and team profiles;

          o    Team schedules and information, and

          o    Ticket and sporting events information.

     SportsPrize Games: We intend to offer a variety of sports-related games on our Web site. On December 29, 1999, we launched our first proprietary, interactive game called the "SportsPrize TournamentSM," which offers participants the opportunity to compete in a multi-sport, predictive tournament where participants answer weekly questions and accumulate points to win a wide variety of prizes, as well as discounts on merchandise within our SportsPrize e-shopping venues.

     In September 2000, we launched our second proprietary game called "Monday Night MillionaireSM", where participants predict the outcome of National Football League games and have the opportunity to win a Ferrari at the end of the NFL season.

     We expect that sports-related games will be an integral part of the SportsPrize.com(TM) Web site. The SportsPrize games will be designed to integrate the excitement of sports-related content and information with the communication and marketing capabilities of the Internet. We currently offer our SportsPrize TournamentSM and Monday Night MillionaireSM as free entertainment to visitors on our Web site who become Registered Members on the site.

     E-Commerce: Visitors to our Web site have the opportunity to purchase a broad range of sports-related merchandise in our SportsPrize stores.

     Based on our research, we believe that there are only a few sports-oriented Web sites that currently provide all three components (sports-related content, sports-related predictive games and sports-oriented e-commerce), integrated into one comprehensive Web site. We believe that our unique, multi-faceted Web site will become a destination for many sports fans on the Internet. Our goal is to promote our Web site and build our audience through an aggressive marketing strategy.

     We intend to generate revenue by:

          o Charging fees for online participants to play our proprietary sports games;

          o    Selling advertising and sponsorships on our Web site;

          o Selling merchandise through our virtual SportsPrize e-commerce shopping venues;

          o Licensing our content to other companies in the United States and other countries; and

          o    Other marketing programs.

     We are a development stage company, which means that we are in the process of developing our business and we currently have no material revenue from our operations. We have a history of losses, and as of August 31, 2000, we had an accumulated deficit of $9,754,682, including $4,498,255 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants. We incurred losses during the following periods:

          o $144,125 for the period from March 6, 1998 (inception) to February 28, 1999;

          o $6,595,702 for the fiscal year ended February 29, 2000, including $3,703,280 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants; and

          o $3,014,855 for the six months ended August 31, 2000, including $794,975 in non-cash compensation expenses related to the issuance of stock and granting of stock options to certain of our directors, employees and consultants.

     We anticipate that we will continue to incur substantial losses for the foreseeable future. Thus far, we have raised nearly $5,100,000 through private placements to finance our business. We also are in the process of seeking additional financing. We are attempting to raise an additional $3,000,000 to fund our current plan of operation through our fiscal year ending February 28, 2001. See "Note Regarding Forward Looking Statements" and "Plan of Operation." We cannot assure you that we will obtain additional financing to implement our business plan on acceptable terms, if at all.

     As of August 31, 2000, we had a working capital deficiency of $1,023,668. Our ability to continue as a going concern is questionable. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Going Concern Risks."

     We launched the initial public version of our SportsPrize.com(TM) Web site on December 29, 1999. Since then, we have test marketed the site and built a total membership of approximately 20,000. However, we have not had sufficient working capital to aggressively market and promote our Web site, and as a result, we have not generated any material revenues from advertising or sales of merchandise. We cannot assure you that our Web site will be commercially successful as planned or that we will earn any revenue or profits from our operations.

     We currently have relationships with DBC Sports to provide our sports-related content and statistical information, Stewart Television to design and develop sports-related games for our Web site and ShopSports.com to provide merchandise and the related order fulfillment services. We also have established relationships with Boomer Esiason, James Worthy, Michael Buffer and Steve Hartman, who serve on our Sports Advisory Board and provide unique sports content and promote our Web site. We have not yet finalized our agreement with Boomer Esiason, and anticipate that we will finalize this agreement by the end of 2000. We are currently in the process of attempting to establish other relationships with potential sports marketing groups, athletes and content providers to provide additional content on our Web site, as well as potential advertisers and sponsors to purchase advertising on our Web site. We cannot assure you that we will successfully maintain our existing relationships with DBC Sports, Stewart Television, ShopSports.com or the members of our Sports Advisory Board, or that we will enter into any new relationships with vendors, athletes, content providers or advertisers.

     We intend to compete in the highly-competitive Internet industry. Many of our competitors have substantially greater financial, technical and other resources than we have. Several competitors already have established Web sites, brand names, strategic relationships with advertisers and other Web sites, and user loyalty, all of which create a competitive advantage over us. We cannot assure you that we will be able to compete effectively or that we will ever generate sufficient revenues from our operations to make our business commercially viable.

     Our common stock is currently quoted on the National Association of Securities Dealers' over-the-counter bulletin board and trades under the symbol "JOCK".


     Selected Financial Data

     The following table sets forth selected financial data regarding our consolidated operating results and financial position of our Company. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report. The unaudited interim Consolidated Financial Statements accompanying this Quarterly Report have not been reviewed by our auditor in accordance with Rule 10-01 of Regulation S-X.

                                      Six Months Ended        Six Months Ended
                                       August 31, 2000        August 31, 1999
                                     ------------------      ------------------
                                             $                        $
                                     ------------------      ------------------
Net Sales                                       -                        -
Gross Profit                                    -                        -
Total Operating Expenses                3,010,906                3,408,278
Net Loss                                3,014,855                3,377,014
Net Loss per Share                          (0.16)                   (0.22)

-------------------------------------------------------------------------------


                                             At                      At
                                      August 31, 2000        February 29, 2000
                                     ------------------      ------------------
                                             $                        $
                                     ------------------      ------------------
Working Capital (Deficiency)           (1,023,668)                 193,148
Total Assets                              721,337                1,118,924
Long-Term Obligations                      50,000                        -
Total Liabilities                       1,241,357                  376,941
Shareholders' Equity (Deficit)           (520,020)                 741,983
Cash Dividends                                  -                        -

-------------------------------------------------------------------------------


     Results of Operations

     Six Months  Ended  August 31, 2000  Compared to Six Months Ended August 31,
     1999

     The following is a discussion of the Company's operations for the six months ended August 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, as well as information presented in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

     Revenue. The Company is a development stage enterprise, and had no material revenue from its operations during the six months ended August 31, 2000 or for this period in 1999. During the six months ended August 31, 2000, the Company had net interest expense of $5,307, compared to net interest income of $27,522 for the same period in 1999.

     Since the initial public launch of the Company's Web site on December 29, 1999, the Company has had insufficient capital to aggressively market and promote its Web site. Consequently, the Company has conducted some limited test marketing programs, but the audience growth and traffic has been limited. With minimal traffic on its Web site, the Company's anticipated advertising and e-commerce revenue streams have not materialized.

     Expenses. During the six months ended August 31, 2000, the Company incurred general and administrative expenses of $2,924,465, compared to $3,307,107 for the same period in 1999. During the period ended August 31, 2000, the most significant portion of general and administrative expenses was for compensation and consulting costs of $1,602,132, of which $794,975 was non-cash compensation associated with the issuance of stock and stock options to our directors, employees and consultants. This compared to compensation and consulting costs of $2,905,146, of which $2,447,058 was non-cash compensation during the same period in 1999.

     During the six months ended August 31, 2000, the Company incurred Web design and content fees of $217,803, which were $25,500 for the same period in 1999. During this period in 2000, the Company incurred total prizing costs of $548,365, which were zero in 1999. Additionally, the Company incurred Web site advertising and promotion costs of $186,495 for the six months ended August 31,2000, which were zero during the same period in the prior year.

     The other material operating costs incurred by the Company during the six months ended August 31, 2000 were insurance costs of $104,768, which were zero in 1999. We also incurred professional fees of $68,682 compared to $121,569 during the same period in 1999. The professional fees incurred during both periods were primarily attributable to preparation of the Company's financing agreements, SEC filings and other legal agreements and documents.

     During the six months ended August 31, 2000, we had no research and development expenses, compared to $99,149 during this period in 1999. During the six months ended August 31, 2000, we had depreciation and amortization expense of $86,441, compared to $2,022 during the same period in 1999.

     Losses. During the six months ended August 31, 2000, the Company incurred a total net loss of $3,014,855 ($0.16 per share), compared to $3,377,014 ($0.22 per share) during the same period in 1999. These losses are expected to continue in the foreseeable future.

     Three Months Ended August 31, 2000 Compared to Three Months Ended August 31, 1999

     Revenue. The Company is a development stage enterprise, and had no material revenue from its operations during the three months ended August 31, 2000 or for this period in 1999. During the three months ended August 31, 2000, the Company had net interest expense of $7,630, compared to net interest income of $22,437 for the same period in 1999.

     Since the initial public launch of the Company's Web site on December 29, 1999, the Company has had insufficient capital to aggressively market and promote its Web site. Consequently, the Company has conducted some limited test marketing programs, but the audience growth and traffic has been limited. With minimal traffic on its Web site, the Company's anticipated advertising and e-commerce revenue streams have not materialized.

     Expenses. During the three months ended August 31, 2000, the Company incurred general and administrative expenses of $1,445,810, compared to $1,443,496 for the same period in 1999. During this period in 2000, the most significant portion of general and administrative expenses was for compensation and consulting costs of $801,955, of which $388,462 was non-cash compensation associated with the issuance of stock and stock options to our directors, employees and consultants. This compared to compensation and consulting costs of $1,079,691, of which $684,458 was non-cash compensation during the same period in 1999.

     During the three months ended August 31, 2000, the Company incurred Web design and content fees of $115,981, which were $25,500 for the same period in 1999. During this period in 2000, the Company incurred total prizing costs of $271,977, which were zero in 1999. Additionally, the Company incurred Web site advertising and promotion costs of $71,465 for the six months ended August 31,2000, which were zero during the same period in the prior year.

     The other material operating costs incurred by the Company during the six months ended August 31, 2000 were insurance costs of $52,139, which were zero in 1999. We also incurred professional fees of $28,201 compared to $112,942 during the same period in 1999. The professional fees incurred during both periods were primarily attributable to preparation of the Company's financing agreements, SEC filings and other legal agreements and documents.

     During the three months ended August 31, 2000, we had depreciation and amortization expense of $41,567, compared to $1,809 during the same period in 1999.

     Losses. During the six months ended August 31, 2000, the Company incurred a total net loss of $1,494,482 ($0.08 per share), compared to $1,434,139 ($0.07 per share) during the same period in 1999. These losses are expected to continue in the foreseeable future.


     Liquidity and Capital Resources

     Since our Share Exchange with SportsPrize Inc., we have raised a total of $4,931,000 less finder's fees of $213,000.

     On May 30, 2000, we issued two 9% Convertible Debentures, one in the amount of $850,000 to Cutter Services Corp. and one in the amount of $200,000 to Strathburn Investments Inc., for total gross proceeds of $1,050,000. We also issued a warrant to Cutter Services exercisable to acquire 48,000 shares of our common stock at $1.275 per share and a warrant to Strathburn Investments exercisable to acquire 12,000 shares of our common stock at $1.275 per share. The warrants expire on May 30, 2002. We paid Sonora Capital a finder's fee of $100,000 in connection with the financing transaction. Cutter Services and Strathburn Investments are non-U.S. persons, and the offer and sale were made outside the United States in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     In July 2000, Cutter Services and Strathburn Investments agreed to convert all of the Debentures into 1,050,000 shares of the Company's Common Stock at a price of $1.00 per share. At the time of the conversion, the security interest in the Company's assets, including our intellectual property, software, technology and other assets was terminated.

     In August 2000, we received a cash advance of $50,000 associated with a private equity financing transaction totaling $150,000, which was completed in September 2000. In September 2000, we also completed other private equity financing transactions totaling $231,000. See "Changes in Securities."

     On August 31, 2000, we had a working capital deficiency of $1,023,668. Additionally, our current working capital requirements are approximately $300,000 per month. We currently do not have sufficient working capital to meet our current obligations as they become due. We are in the process of seeking additional financing in the amount of $3,000,000 to $4,000,000 to fund our operations through February 28, 2001. We have not negotiated any such financing, and we cannot assure you that we will obtain such financing on acceptable terms, if at all. Additionally, given our current stock price, the Company's total outstanding shares will be diluted substantially by any significant financing transaction. Finally, our failure to obtain additional financing will affect our ability to continue as a going concern beyond October 31, 2000. See "Going Concern Risks."

     Assuming we raise at least $3,000,000 to implement our plan of operation, once we are fully staffed, our total monthly capital requirement will increase to approximately $500,000. Our working capital requirement related to financing fees and costs, content costs, and general and administrative expenses is anticipated to increase to approximately $275,000 per month. Our working capital requirement related to marketing expenses is expected to increase to approximately $165,000 per month, provided we are able to obtain sufficient financing to implement our marketing program. We also anticipate that we will invest approximately $60,000 per month for capital expenditures including Web site design and development and other equipment and software.

     If we cannot raise additional financing, we anticipate that we will reduce our projected expenditures, or sell or shut down our business. We have the following material financial obligations to software and systems developers, content providers, Internet access providers, investor relations providers, and other vendors:

    Vendor                                 Obligation
    ------                                 ----------
    DBC Sports                             $20,000 per month through June 2002

    Frontier/Global Center                 $4,000 per month

    Office Leases                          $12,000 per month

    Focus Partners                         $6,000 per month

    Showcase Communications                $7,500 per month


     In addition to these commitments, we have agreements with our employees and consultants, which require us to make monthly payments totaling approximately $100,000 per month. Our failure to meet these financial commitments and our future obligations may have a material adverse effect on our business and results of operations.

     Plan of Operation

     Our plan of operation includes several important strategic initiatives and is based on estimates of our senior management. A summary of our plan of operation and planned operating budget for our business for the six months ending February 28, 2001 is set forth below.

     Summary of Plan of Operation

     The following is a summary of our corporate plan of operation through February 28, 2001. For the period ending February 29, 2000, the primary focus of our operating plan was to develop and launch our Web site and build the necessary infrastructure to operate and market the site. We launched the initial public version of our Web site on December 29, 1999.

     During our fiscal year ending February 28, 2001, we have continued to develop and enhance our Web site and have conducted some test marketing programs to build the SportsPrize brand as well as the Web site audience. During the latter portion of our fiscal year ending February 28, 2001, we intend to continue building the content areas on the SportsPrize.com(TM) Web site by increasing sports information, news, sports-related games and other content. We also plan to allocate a significant portion of our operating budget towards marketing and promotion to further build the SportsPrize brand and Web site audience. Our other primary operating objectives will be to continue attempting to establish strategic alliances with corporate advertisers, sponsors, e-commerce associates, and other potential content and marketing associates.

     Our major strategic and business initiatives through February 28, 2001 are as follows:

--------------------------------------------------------------------------------
1.   Raise sufficient capital to finance our business.
--------------------------------------------------------------------------------
2.   Appoint or Recruit Senior Management:

     i.   Vice President of Content.

     ii.  Vice President of Technology.

     iii. Vice President of Sales.
--------------------------------------------------------------------------------
3.   Continue Development and Refinement of the SportsPrize.com(TM) Web site:

     i.   Refine the Graphical User Interface for the site.

     ii.  Develop new proprietary sports-related games for the Web site.

     iii. Expand the Stats/Info component of the Web site.

     iv.  Develop a private label E-Shopping component of the Web site.

     v.   Expand the Community component of the Web site, and

     vi. Develop new content areas on the site such as trivia and other unique sports games and content.
--------------------------------------------------------------------------------
4.   Develop comprehensive Web site monitoring/statistical software.
--------------------------------------------------------------------------------
5.   Corporate Development:

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

     i.   Refine the sales, marketing and business development plans.

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

     ii. Refine the brochures for and exposure to prospective investors to broaden our shareholder base and capital structure.
--------------------------------------------------------------------------------

     During the latter portion of the fiscal year ending February 28, 2001, we intend to concentrate our efforts on marketing our Web site to users, sponsors and advertisers; soliciting feedback on our content and technology offerings from our users, sponsors and advertisers; selling advertising and sponsorships; increasing sales of products offered through our SportsPrize e-shopping venues; building additional strategic relationships; developing new content and technology offerings; obtaining endorsements from professional athletes, coaches and sports organizations; and enhancing and improving our Web site.

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

     Summary of Planned Operating Budget

     Our planned operating budget for the six months ending February 28, 2001, is estimated to be approximately $3,000,000. See "Note Regarding Forward Looking Statements." Our projected use of these funds is as follows:

     Operating Expenses:
         Financing Fees and Costs                                $ 200,000
         Content Costs                                             150,000
         General and Administrative                              1,300,000
         Marketing                                               1,000,000
                                                                ----------
                  Total Operating Expenses                      $2,650,000
                                                                ----------
     Capital Expenditures:
         Web Site Design/Development                             $ 300,000
         Other                                                      50,000
                                                                ----------
                  Total Capital Expenditures                     $ 350,000
                                                                ----------
         Total Capital Required                                 $3,000,000
                                                                ==========

     As of August 31, 2000, we had $94,124 in cash and cash equivalents. Currently our total expenditures are approximately $300,000 per month. We cannot assure you that our actual expenditures for during our fiscal year ending February 28, 2001 will not exceed our estimated operating budget. We based our projected costs on our results of operations, our current contractual commitments, our discussions and negotiations with potential third party service providers, public disclosure of our competitors of their historical costs for similar operations, our discussions with consultants, our planned business activities and our management's experience. See "Note Regarding Forward Looking Statements."

     In September 2000, we completed a private placement of 2,032,000 units at $0.1875 per unit, each unit consisting of one share of common stock and one-half non-transferable share purchase warrant. Each whole warrant is exercisable to acquire one additional share of common stock at a price of $0.28125 per share for a period of two years from the date of issuance. We raised gross proceeds of $381,000 in connection with this offering, and paid a finder's fee to Sonora Capital of $15,000 in connection with a portion of this transaction. See "Changes in Securities."

     We are attempting to raise an additional $3,000,000 to 4,000,000 to fund our current plan of operation for the remaining portion of the fiscal year ending February 28, 2001. We intend to raise additional financing to fund our operating budget by issuing equity or debt through a combination of private and public financings. We cannot assure you that we will successfully complete any additional financing transactions on acceptable terms, if at all. If we cannot raise additional financing, we anticipate that we will reduce our projected expenditures, or sell or shut down our business.

     Going Concern Risks

     The unaudited interim Consolidated Financial Statements accompanying this Quarterly Report have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has not earned any material revenue from its operations and it has incurred operating losses throughout its history. The Company is dependent upon acceptance of its product offerings and marketing programs before it can generate sufficient revenues from its operations. The technologies and businesses that it intends to develop also require cash significantly in excess of its current resources.

     The Company's current cash position is inadequate to pay its current liabilities and the costs associated with the development, marketing and commercialization of its product offerings. Management does not anticipate it will generate sufficient revenues from its operations in the near future to meet its anticipated working capital needs. Until the Company generates sufficient revenues from its products, it will be dependent upon the continued sale of its securities or debt financing to raise the funds necessary to meet its cash requirements. Thus far, the Company has raised $1,431,000 through private placements in fiscal 2000 and will continue to pursue the additional financing necessary to fund its operations. Management intends to continue selling the Company's securities or arranging debt financing to improve its cash position; however, no assurance can be given that any such financing will be available when required. In the event that financing on acceptable terms is not available, management anticipates that they will consolidate the Company's operations, reduce personnel and operating expenses, and/or sell or liquidate assets.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. In the event the Company is unable to continue as a going concern, management anticipates that it will sell the business, its assets or discontinue its operations. The unaudited interim Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue its operations.

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

Item 2.  Changes in Securities.

     On May 30, 2000, we entered into a Loan Agreement and issued two 9% Convertible Debentures, one in the amount of $850,000 to Cutter Services Corp. and one in the amount of $200,000 to Strathburn Investments Inc., for total gross proceeds of $1,050,000. We also issued a warrant to Cutter Services to acquire 48,000 shares of our common stock at $1.275 per share and a warrant to Strathburn Investments to acquire 12,000 shares of our common stock at $1.275 per share. The warrants expire on May 30, 2002. We paid Sonora Capital a finder's fee of $100,000 in connection with this financing transaction. Cutter Services and Strathburn Investments are non-U.S. persons, and the offer and sale were made outside the United States in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the "Securities Act").

     On June 30, 2000, we entered into separate amendment and notice of conversion agreements with Cutter Services Corp. and Strathburn Investments Inc. Under the terms of these agreements, Cutter Services Corp. and Strathburn Investments Inc. agreed to convert all of the Debentures issued on May 30, 2000 plus the accrued interest into shares of the Company's Common Stock at a price of $1.00 per share. We issued 1,057,875 shares pursuant to Section 3(a)(9) of the Securities Act.

     In September 2000, we completed a private placement of 2,032,000 units at $0.1875 per unit each unit consisting of one share of common stock and one-half non-transferable share purchase warrant. Each whole warrant is exercisable to acquire one additional share of common stock at a price of $0.28125 per share for a period of two years from the date of issuance. We issued (i) 432,000 units to one qualified "accredited investors" in the United States pursuant to the requirements of Rule 506 of Regulation D promulgated under the Securities Act and (ii) 1,600,000 units to two qualified non-U.S. Persons outside the United States in an offer and sale that satisfied the requirements of Regulation S promulgated under the Securities Act. We raised gross proceeds of $381,000 in connection with this offering, and paid a finder's fee to Sonora Capital of $15,000 in connection with a portion of this transaction.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 21, 2000, we provided our shareholders notice of the Annual Meeting of Stockholders of SportsPrize Entertainment Inc. (the "Company") which was scheduled to be held on Thursday, August 10, 2000 at 10:00 a.m. (Pacific Standard Time) at the Marina Beach Marriott Hotel located at 4100 Admiralty Way in Marina Del Rey, California 90292, for the following purposes:

     1. To elect seven directors, each to a one year term, to positions on the Board of Directors;

     2. To ratify the appointment of Grant Thornton LLP as the Company's independent auditors; and

     3. To transact such other business as may properly come before the Meeting.

     Our annual meeting was called to order on Thursday, August 10, 2000 at 10:00 a.m. The presence in person or by proxy of holders of record of a majority of the outstanding Common Shares was required to constitute a quorum for the transaction of business at the Annual Meeting. We did not meet the quorum requirements to conduct the annual meeting on August 10, 2000 and the meeting was adjourned pending receipt of a sufficient number of proxies to meet the quorum requirements.

Item 5.   Other Information.

     On August 23, 2000, Jeffrey Paquin resigned his position as a Director.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number         Description
------         -----------

10.1 Form of Loan Agreement, dated May 30, 2000, entered into with each of Cutter Services Corp. and Strathburn Investments Inc.

10.2 Form of Debenture issued to Cutter Services Corp. and Strathburn Investments Inc.

10.3 Form of Amendment and Notice of Conversion Agreement, dated June 30, 2000, entered into with each of Cutter Services Corp. and Strathburn Investments Inc.

27             Financial Data Schedule.


(b)  Reports on Form 8-K

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the period ended August 31, 2000 to be signed on its behalf by the undersigned duly authorized.

                                        SportsPrize Entertainment Inc.


Date: October 16, 2000                  /s/ David Kenin
                                        ---------------------------------------
                                        David Kenin
                                        Chief Executive Officer


Date: October 16, 2000                  /s/ Bruce R. Cameron
                                        ---------------------------------------
                                        Bruce R. Cameron
                                        President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

10.1 Form of Loan Agreement, dated May 30, 2000, entered into with each of Cutter Services Corp. and Strathburn Investments Inc.

10.2 Form of Debenture issued to Cutter Services Corp. and Strathburn Investments Inc.

10.3 Form of Amendment and Notice of Conversion Agreement, dated June 30, 2000, entered into with each of Cutter Services Corp. and Strathburn Investments Inc.

27             Financial Data Schedule.